Form 10QSB
period 2005-06-30
NUVIM INC
filed 2005-08-15
CIK 1170652

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                     to

Commission File No. 000-50508

NUVIM, INC.
(Name of Small Business Issuer in Its Charter)

Delaware	13-4083851
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12 North State Route 17 Paramus, NJ	07652
(Address of principal executive offices)	(Zip Code)

(201) 556-1000

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

At August 12, 2005, 4,630,297 shares of the registrant’s Common Stock, par value $0.00001 per share, were outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

NUVIM, INC.

Quarterly Report on Form 10-QSB

Quarterly Period Ended June 30, 2005

Part I. Financial Information
Item 1. Financial Statements

NUVIM, INC.
BALANCE SHEET
(UNAUDITED)

June 30, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$1,219,041
Accounts receivable, net	297
Inventory	118,083
Prepaid expenses and other current assets	47,699
Total Current Assets	1,385,120

Equipment and furniture, net	12,086
Deposits and other assets	8,547
TOTAL ASSETS	$1,405,753

LIABILITIES AND STOCKHOLDERS’DEFICIT
Current Liabilities:

Stockholder loans - subordinated convertible promissory notes	$260,000
Accrued interest stockholder loans	31,031
Accounts payable	1,160,046
Accounts payable and accrued expenses to related parties	363,680
Accrued expenses	106,291
Accrued compensation	134,721
Rescinded series B offering payable	42,000
Other note payable	145,000
Total Current Liabilities	2,242,769

Senior notes payable - related parties	500,000
Accrued interest - senior notes payable - related party	95,118

Commitments and Contingencies
Stockholders’ Deficit:
Preferred Stock - 65,000,000 shares authorized:
Preferred Stock Series A, convertible, non cumulative, participating, par value $.00001 per share; 4,875,850 shares designated, 0 shares issued and outstanding	—
Preferred Stock Series C, convertible, non cumulative, participating, par value $.00001 per share; designated 50,000,000 shares, 0 issued and outstanding	—
Common Stock, 120,000,000 shares authorized, $.00001 par value, 4,630,297 shares issued and outstanding	46
Additional paid-in capital	17,731,040
Accumulated deficit	(19,163,220)
Total Stockholders’ Deficit	(1,432,134)

TOTAL LIABILITIES AND STOCKHOLDERS’DEFICIT	$1,405,753

The Notes to Financial Statements are an integral part of these statements.

NUVIM, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Gross Sales	$273,789	$311,359	$649,508	$732,914
Less: Discounts, Allowances and Promotional Payments	124,835	82,179	291,678	185,830
Net Sales	148,954	229,180	357,830	547,084
Cost of Sales	169,675	168,345	377,510	389,421
Gross Profit (Loss)	(20,721)	60,835	(19,680)	157,663
Selling, General and Administrative Expenses	517,364	341,213	1,054,055	693,683
Loss from Operations	(538,085)	(280,378)	(1,073,735)	(536,020)
Other Income (Expense):
Interest Expense	(210,077)	(123,026)	(388,879)	(264,030)
Interest Income	153	—	153	—
Gain on Forgiveness of Accounts Payable	148,525	60,258	148,525	—
Total Other Income (Expense) - Net	(61,399)	(518,302)	(240,201)	(264,030)
Net Loss Before Income Tax Benefit	(599,484)	(403,404)	(1,313,936)	(800,050)
Income Tax Benefit (Expense)	(1,125)	—	(1,125)	—
Net Loss	$(600,609)	$(403,404)	$(1,315,061)	$(800,050)
Basic and Diluted Loss Per Share	$(.33)	$(2.60)	$(1.18)	$(5.16)
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	1,819,491	155,073	1,116,777	155,073

The Notes to Financial Statements are an integral part of these statements.

NUVIM, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED)

	Preferred Stock Series A		Preferred Stock Series C		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2004	4,875,850	$49	3,623,000	$36	414,073	$4	$8,377,140	$(17,848,159)	$(9,470,930)

Common stock issued in payment of convertible promissory notes - related parties					461,700	5	6,141,522		6,141,527

Common stock issued in payment of accrued salaries					250,696	3	593,747		593,750

Common stock issued in payment of senior notes payable - related parties					250,000	2	499,998		500,000

Common Stock issued in payment of stockholder loans, subordinated convertible promissory notes payable and accrued interest					88,882	1	118,113		118,114

Common stock issued in payment of advances - related party					23,000		69,000		69,000

Common stock issued in payment of accounts payable					42,333		109,000		109,000

Common stock issued upon conversion of convertible promissory note - related party					245,000	2	244,998		245,000

Common stock issued, conversion of Series A preferred stock	(4,875,850)	(49)			88,732	1	48		-

Common stock issued, conversion of Series C preferred stock			3,623,000	(36)	65,881	1	35		-

Issuance of common stock, initial public offering					2,700,000	27	1,577,439		1,577,466

Net loss for the six months ended June 30, 2005	—	—	—	—	—	—	—	(1,315,061)	(1,315,061)

Balance at June 30, 2005	—	$—	—	$—	4,630,297	$46	$17,731,040	$(19,163,220)	$(1,432,134)

The Notes to Financial Statements are an integral part of these statements.

NUVIM, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2005	2004
Cash Flow From Operating Activities:
Net Loss	$(1,315,061)	$(800,050)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	9,376	21,060
Beneficial conversion of notes payable	49,755
Gain on forgiveness of accounts payable	(148,525)	—
Provision for sales returns and allowances	291,678	185,830

Changes in Operating Assets and Liabilities:
Accounts receivable	(284,994)	(165,779)
Inventory	(33,599)	70,006
Prepaid expenses and other current assets	14,067	31,514
Accounts payable	171,032	(43,627)
Accrued compensation	177,166	256,500
Accrued expenses	(28,082)	106,715
Accrued interest	333,632	241,524
Accounts payable to related parties	(295,320)	26,698
Net Cash Used in Operating Activities	(1,058,875)	(69,609)

Cash Flow From Investing Activities:
Purchase of equipment and furniture	(442)
Net Cash Used in Investing Activities	(442)

Cash Flow From Financing Activities:

Net proceeds from issuance of common stock	1,577,466	—

Reimbursement of, and reduction in deferred offering costs	441,243

Repayment of notes payable	(5,000)	—

Proceeds from underwriter advance - related party	200,000	—
Repayment of underwriter advance - related party	(200,000)
Repayment of related party advances	(13,000)	15,000
Net Cash Provided By Financing Activities	2,000,709	15,000

Increase (Decrease) in Cash and Cash Equivalents	941,392	(54,609)
Cash and Cash Equivalents at Beginning of Period	277,649	54,609
Cash and Cash Equivalents at End of Period	$1,219,041	$—

The Notes to Financial Statements are an integral part of these statements.

NUVIM, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BUSINESS AND BASIS OF PRESENTATION

A.     Business

NuVim, Inc. (the “Company”) markets and distributes dietary supplement beverages, which enhance the immune system, promote sturdy joints and muscle flexibility. The Company distributes its products through supermarkets in approximately 13 states, predominantly on the East Coast, and the District of Columbia. The Company’s beverage products contain certain micronutrients which Stolle Milk Biologics, Inc. (“SMBI”) has patented. Spencer Trask Specialty Group, LLC (“ST”) is the controlling stockholder of SMBI. SMBI and ST collectively are significant stockholders of the Company. The Company has entered into supply and licensing agreements with SMBI for these patented micronutrients, which can be terminated by SMBI under certain conditions.

B.     Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred net losses of $600,609 and $403,404 for the three months ended June 30, 2005 and 2004, and $1,315,061 and $800,050 for the six months ended June 30, 2005 and 2004, respectively. Management also expects operating losses to continue in 2005 and 2006. The Company has negative working capital of $857,649 and an accumulated deficit of 19,163,220 at June 30, 2005. The Company’s continued existence is dependent upon its ability to secure adequate financing to fund future operations and commence profitable operations. To date, the Company has supported its activities through equity investments, the sale of preferred and common stock, a demand note payable to a bank and cash advances from related parties and stockholders. It is the Company’s intention to raise additional capital through additional borrowings and sales of its equity securities. No assurance can be given that these funding strategies will be successful in providing the necessary funding to finance the operations of the Company. Additionally, there can be no assurance, even if successful in obtaining financing, the Company will be able to generate sufficient cash flows to fund future operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or amounts and classification of liabilities that might be necessary related to this uncertainty.

C.    Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited interim consolidated financial statements as of June 30, 2005 and 2004 reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of its financial position as of June 30, 2005 and as of the results of its consolidated operations and its consolidated cash flows for the six month periods ended June 30, 2005 and 2004.

The Unaudited Consolidated Statements of Operations for the six months ended June 30, 2005 and 2004 are not necessarily indicative of results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Current Report on Form SB-2 for the years ended December 31, 2004 and 2003 filed June 20, 2005.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

A.     Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, using an intrinsic value approach to measure compensation expense, if any. Under this method, compensation expense is recorded on the grant date only if the current market price of the underlying stock exceeds the exercise price. Options and warrants issued to non-employees are accounted for in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services” using a fair value approach.

SFAS No. 123 established accounting and disclosure requirements using a fair value-basis method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. Had the Company elected to recognize compensation cost based on fair value of the stock options at the date of grant under SFAS No.123, such costs would have been recognized ratably over the vesting period of the underlying instruments and the Company’s net loss and net loss per common share would have increased to the pro forma amounts indicated in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss, as reported	$600,609	$403,404	$1,315,061	$800,050
Net loss, pro forma	$1,072,491	$414,865	$1,792,555	$811,512
Net loss per share, as reported	$(.33)	$(2.60)	$(1.18)	$(5.16)
Net loss per share, pro forma	$(.59)	$(2.68)	$(1.61)	$(5.23)

The pro forma results above are not intended to be indicative of or a projection of future results.

B.     Debt Extinguishments

The Company accounts for debt extinguishments in accordance with Financial Accounting Standards Board Statement 15 “Accounting by Debtors and Creditors for Troubled Debt Restructurings”. Related party debt extinguishments are recorded as increases to paid in capital in accordance with Accounting Principles Board Opinion 26.

C.     Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates include, but are not necessarily limited to, accounts receivable allowances, depreciation and coupon liability estimates. Actual results could differ from those estimates.

D.     Reclassifications

Certain reclassifications were made to the 2004 financial statements in order to conform to the 2005 financial statements.

E.     Loss Per Share

Loss per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. These common stock equivalents have been omitted from earnings per share because they are anti-dilutive. Basic and diluted EPS were the same for the six months ended June 30, 2005 and 2004. Common stock equivalents outstanding at June 30, 2005 consisted of 1,130,816 incentive stock options and warrants to purchase 6,831,387 shares of common stock at June 30, 2005.

F. Recent Accounting Pronouncements

In December 2004, the FASB revised FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." It applies in the first reporting period beginning after December 15, 2005. The adoption of Statement No. 123 (revised 2004) is not expected to have a material impact on the Company's financial position, liquidity, or results of operations.

NOTE 3 - INITIAL PUBLIC OFFERING

In June 2005, the Company completed an initial public offering (“IPO”) selling 2,700,000 units at a price of $1.00 per unit to the public. Each unit consisted of one share of common stock, one Class A redeemable public warrant to purchase one share of common stock, and one Class B non-redeemable public warrant to purchase one share of common stock. The net proceeds from the sale of the 2,700,000 units were approximately $1,577,000 after deducting the underwriting discount and offering expenses.

The common stock and Class A and Class B public warrants traded only as a unit until July 21, 2005 when the unit separated, after which the common stock, the Class A public warrants and the Class B public warrants began trading separately.

Class A public warrants. The Class A public warrants included in the units became exercisable on July 21, 2005. The exercise price of a Class A public warrant is $1.50. The Class A public warrants expire on June 20, 2010, the fifth anniversary of the effective date of the IPO.

The Company has the right to redeem the Class A public warrants at a redemption price of $0.25 per warrant, subject to adjustment in the event of stock splits, reverse stock splits and other similar events of recapitalization. The redemption right arises if the last reported sale price of the Company’s common stock equals or exceeds $2.00 for five consecutive trading days ending prior to the date of the notice of redemption. The Company is required to provide 30 days prior written notice to the Class A public warrant holders of the Company’s intention to redeem the warrants.

Class B public warrants. The Class B public warrants included in the units became exercisable on July 21, 2005. The exercise price of a Class B public warrant is $2.00. The Class B public warrants expire on June 20, 2010, the fifth anniversary of the closing of the IPO. The Company does not have the right to redeem the Class B public warrants.

NOTE 4 - NOTES PAYABLE - UNDERWRITER

In May 2005, the Company borrowed $200,000 from the investment bank that managed the initial public offering. The note was repaid upon the closing of the stock offering on June 24, 2005. The note did not bear any interest. The Company also paid $21,874 of principal and accrued interest on an advance from the underwriter made in July of 2004.

NOTE 5 - ASSIGNMENT OF SENIOR NOTES PAYABLE

On May 22, 2005 the bank holding a $2,500,000 note receivable from the Company assigned the note to the holder guarantor of the note, a holder of the Company’s preferred stock and senior secured convertible promissory notes. The note was extinguished in exchange for common stock upon closing of the initial public offering (see note 5).

NOTE 6 - DEBT EXTINGUISHMENTS

On June 24, 2005, the Company issued 1,116,611 shares of common stock in payment of notes payable, accrued interest, accounts payable, and accrued salaries due to executive officers at a debt conversion value per share of $1.00 to $13.00. The debt conversion transactions were contingent on the Company completing a public offering of its common stock. The shares issued are subject to lock-up agreements with the Company’s underwriter of 6 months to one year. The fair market value of the shares issued is assumed to be equal to the initial public offering price of one “Unit” in the initial public offering completed on June 24, 2005. The excess of the amount of indebtedness extinguished in excess of the fair value of shares issued was recorded as gain on extinguishment of debt in accordance with the provisions of SFAS No. 15, Troubled Debt Restructurings. The excess of the amount of related party indebtedness extinguished in excess of the fair value of shares issued was recorded as additional paid in capital in accordance with APB 26, paragraph 20. The table below summarizes debt extinguishments consummated concurrently with the initial public offering of the Company’s common stock.

				Excess of
				Extinguished Debt
				Over Fair Value
	Shares Issued	Fair Value	Debt Extinguishment	Paid In Capital	Gain

Senior secured notes-related parties	461,700	$461,700	$6,141,527	$5,679,827
Accrued salaries	250,696	250,696	593,750	343,054
Senior secured notes payable-related parties	250,000	250,000	500,000	250,000
Subordinated notes payable and accrued interest	88,882	88,882	266,639	95,899	81,858
Related party advances	23,000	23,000	69,000	46,000
Accounts payable	42,333	42,333	109,000		66,667

Total	1,116,611	$1,116,611	$7,679,916	$6,414,780	$148,525

NOTE 7 - CONVERTIBLE NOTE

On July 26, 2004, the Company issued a convertible promissory note in the amount of $175,000 in payment of accounts payable owed to the Company’s spokesperson and in consideration for his forbearance until a “maturity date,” as defined in the note. The note accrued interest at the rate of 10% per annum until its original maturity date of January 1, 2005, and 15% thereafter. On June 24, 2005, the note automatically converted into 245,000 unregistered units substantially identical to the units sold at the initial public offering. In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features on Contingently Adjustable Conversion Ratios,” the Company had not recorded the beneficial conversion feature prior to the closing of the initial public offering because its terms change based on the occurrence of future events outside the control of the holder of the convertible note. Upon completion of the public offering on June 24,2005, the Company recorded interest expense of $49,755 to reflect the beneficial conversion feature of the note.

NOTE 8 - SENIOR NOTE PAYABLE - RELATED PARTY

On May 31, 2005, holders of senior secured notes - related party agreed to extend the due date on $500,000 of outstanding notes payable to the earlier of the completion of a subsequent stock sale, sale of assets, change of control or financing by the Company, or November 30, 2006. The notes accrue interest at 8%.

NOTE 9 - STOCKHOLDER LOANS - SUBORDINATED CONVERTIBLE PROMISSORY NOTES

In May 2005, holders of stockholder loans - subordinated convertible promissory notes agreed to extend the due date on $225,000 of outstanding notes payable to the completion of a stock sale subsequent to the initial public offering in June 2005 by the Company. The notes accrue interest at 10%.

NOTE 10 - NOTE PAYABLE

In June 2005, holders of notes payable with a face amount of $150,000 agreed to extend the due date to the completion of a stock sale subsequent to the initial public offering in June 2005 by the Company, if progress payments of $5,000 upon the completion of the initial public stock offering, and $2,000 each month thereafter, are made. The notes accrue interest at 10%.

NOTE 11 - PREFERRED STOCK CONVERSION

On June 24, 2005, 4,875,850 shares of the Company’s series A preferred stock and 3,623,000 shares of Series C preferred stock automatically converted into 88,732 and 65,881 shares of common stock, respectively, upon closing of the Company’s initial public offering.

NOTE 12 - WARRANTS

On June 24, 2005, the Company issued warrants to the managing underwriter for its initial public offering to purchase 270,000 units identical to those issued in the IPO. The warrants become exercisable December 20, 2005 and expire five years from the date of the IPO at a price of $1.20 per unit.

Also, on June 24, 2005, debtholders cancelled warrants to purchase 63,792 shares of common stock and 4,500,000 shares of preferred stock in connection with the extinguishment of debt.

The following is a summary of warrants outstanding at June 30, 2005:

Date Issued	Basis for Warrant Issuance	Number of Shares of Common Stock Pertaining to Warrant	Exercise Price per Share
November 2000	Placement agent fees for series A preferred stock (a) (b)	8,714	$55.00
June 2001	Stockholder demand notes payable (e)	8,823	$55.00
November 2002	Placement agent fees for series C preferred stock (b) (f)	1,273	$11.00
March 2003	Accrued compensation	2,577	$11.00
September 2004	Second amended services agreement (g) (b)	650,000	$1.00
July 2004	Amended services agreement (h)	—	—
June 2005	Conversion of note payable(d)	245,000	$1.50
June 2005	Conversion of note payable(d)	245,000	$2.00
June 2005	Class A warrants IPO (c) (d)	2,700,000	$1.50
June 2005	Class B warrants IPO(d)	2,700,000	$2.00
June 2005	Underwriters warrant(d)	270,000	$1.20

(a)	Expires November 2007
(b)	Includes anti-dilution agreement and cashless exercise right.
(c)	Callable at $.25 if common stock trades at $2.00 for five days.
(d)	Expires June 24, 2010.

(e)	Expires September 2006.
(f)	Expires the June 20, 2008.
(g)	Expires September 14, 2014.
(h)
Warrant to purchase an amount of common stock to bring spokesperson’s total holdings to 9.9% of outstanding fully-diluted common shares of the Company immediately after its initial public offering. The spokesperson’s holdings exceeded 9.9% immediately after the offering. Therefore, no additional shares were issuable under the warrant.

NOTE 13 - EMPLOYEE STOCK OPTIONS

In January 2005, the Board of Directors approved the 2005 Incentive Stock Option Plan for the benefit of its officers, employees and consultants. The Board also approved the 2005 Directors’ Stock Option Plan for the Company’s board members. These plans became effective concurrently with the closing of the Company’s initial public offering. The Plans expire ten years from the date of adoption. The Company is authorized to grant options for up to 1,500,000 common shares under the employee plan, and 200,000 under the directors plan. Under each Plan, the option price of an ISO may not be less than the fair market value of a share of common stock on the date of grant. An ISO may not be granted to a “ten percent stockholder” (as such term is defined in Section 422A of the Internal Revenue Code) unless the exercise price is at least 110% of the fair market value of the common stock and the term of the option may not exceed five years from the date of grant. Nonqualified stock options under both plans may be granted at exercise prices equal to or greater than 85% of the fair market value on the date of grant. The maximum term of each stock option granted to persons other than ten percent stockholders is ten years from the date of the grant. The Company may also grant up to options to purchase up to 35,373 shares of common stock under three plans adopted in 2000, 2001 and 2003, which have similar terms.

A summary of the activity in the Plans is as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding December 31, 2004	13,116	$14.04
Cancelled	—	—
Issued	1,117,700	$1.00
Outstanding June 30, 2005	1,130,816	$1.25

The options generally expire 10 years from the date of grant. However, in the event a participant’s employment is terminated for any reason other than the result of death, disability or retirement, as defined, the options expire 90 days after termination.

If a participant’s employment is terminated as a result of death, permanent disability or retirement, the options expire one year from the date of termination.

The weighted-average remaining contractual life of options outstanding was 6 and 9.9 years as of December 31, 2004 and June 30, 2005, respectively.

Pro-forma information regarding net loss is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. Since there is no trading history for the Company’s stock, the fair value of the Company’s issued options and warrants were estimated at the date of grant using the fair value method with the following assumptions:

Assumptions:
Risk-free rate	3.5%-4.85%
Dividend yield	0
Volatility factor of the expected market	82%
Price of the Company’s common stock	1.00
Average life	7 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

NOTE 14 - SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

	Six Months Ended June 30,
	2005	2004
Assignment of senior secured notes payable and accrued interest to related party	$2,679,498	—
Automatic conversion of notes payable	$245,000	—
Debt extinguished through issuance of common stock - see note 6	$7,679,916	—
Interest Paid	—	—

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-QSB. This discussion contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include, but are not limited to, statements regarding:

•
possible or assumed future results of operations, including statements regarding revenue mix, cost of revenues, promotion of our products through advertising, sampling and other programs, changes to our internal financial controls, trends in our operating expenses and provision for income taxes, increased costs as a result of becoming a public company and expenses related to stock-based compensation;

•	financing plans, including the adequacy of financial resources to meet future needs;

•	business strategies, including any expansion into new products;

•	our industry environment, including our relationships with our significant customers and suppliers;

•	potential growth opportunities; and

•	the effects of competition.

Some of our forward-looking statements can be identified by use of words such as “may,”“will,”“should,”“potential,”“continue,”“expects,”“anticipates,”“intends,”“plans,”“believes” and “estimates.”

Forward-looking statements involve many risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements for a number of reasons, including those appearing under the caption “Factors Affecting Operating Results” and elsewhere in this Quarterly Report on Form 10-QSB. The cautionary statements contained or referred to in this report should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We undertake no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

         We produce, market and distribute NuVim dietary supplement beverages, which contain two proprietary micronutrients derived from cow’s milk, known as LactoActin and LactoMune. NuVim beverages are non-dairy, virtually lactose-free and fortified with vitamins and minerals. Except for Asia, Australia and New Zealand, we have an exclusive worldwide license agreement with Stolle Milk Biologics, Inc. (“SMBI”) to use these proprietary micronutrients in carbonated and non-carbonated beverages (and in powders designed for reconstitution based on those beverages), excluding certain milk, yogurt and nutritional meal replacement products. We currently sell our ready-to-drink dietary supplement beverages in 13 states, principally in the northeast and southeast, and the District of Columbia. Our products are produced by third party manufacturers of beverage products. We generally sell these products to supermarket chain warehouses, who in turn distribute the product to their stores. We also sell to some distributors that sell our product directly to individual stores.

NuVim was established in 1999 in conjunction with SMBI, the owner of the proprietary technology, to produce, market and distribute beverages that use this proprietary micronutrient technology. Our product line currently consists of three varieties of a natural, fruit-flavored dietary supplement beverage. In addition, in the second half of 2005, we plan to introduce a three variety powder version of our product to be marketed on a national basis through our website and through our subsidiary, NuVim Powder LLC. The NuVim powder mix will also contain the same consumer benefits as the original refrigerated product.

          We focus on developing brand awareness, and trial and repeat purchases through advertising and sampling, coupon distribution and promotional price discounts. These marketing expenditures help to enhance distribution and availability of our products as well as increase consumer awareness and preference for our brands. We believe that these marketing and promotional activities are critical to the growth of our business and expect to continue these programs in the future.

         In our initial product launch in 2000, we distributed the product through supermarkets in the New York metropolitan area. We later expanded to the Baltimore/Washington, Philadelphia, Harrisburg, Pittsburgh, Rochester, Buffalo, Syracuse and Richmond metropolitan areas. The product launch was supported by radio advertising, product sampling, store circular advertising and other promotional activities. The product launch resulted in increased gross sales in each of the years 2000, 2001 and 2002, to a high of $3,539,118 in 2002. During the initial product roll-out, the cost of marketing and promotional programs to support the growth resulted in negative cash flows in each of these years. Because we were not able to raise additional financing required to support the promotional and marketing programs, we were forced to stop substantially all advertising and sampling and coupon programs and reduced promotions of our products in the second half of 2002. As a result of these cutbacks in advertising, sampling and promotional activities, our gross revenues declined each quarter, from the fourth quarter of 2002, through the second quarter of 2004.

During the third quarter of 2004, we added distribution in the southeastern United States, through the Publix supermarket chain and a forty-three store test at the Wal Mart supermarket chain. We also secured $1,000,000 in senior secured debt financing, part of which was used to launch a television advertising campaign to promote our refrigerated product and implement sampling programs at some stores. We experienced increased gross case shipments over the immediately preceding quarter of approximately 4.6% in the third quarter of 2004, 2.8% in the fourth quarter of 2004 and 9.3% in the first quarter of 2005, we believe, as a result of the expansion, sampling and advertising.

Case shipments declined in the second quarter compared to the first quarter of 2005, by 27% to 15,028, primarily resulting from decreased shipments to the Publix Supermarkets chain in the Southeast, and to a lesser extent, decreased sales in the New York/New Jersey markets. In the first quarter of 2005 we sponsored in-store sampling programs at approximately 900 Publix stores in the Southeastern United States. We did not repeat the sampling promotions or advertising in the second quarter due to a lack of funding. We had anticipated closing on our initial public offering during the first quarter of 2005 to support sampling and promotional programs at Publix and other stores. However, the offering was reduced in size and delayed until the end of the second quarter of 2005, resulting in a disruption and reduction in size in planned promotional programs. This resulted in a decline in sales and the discontinuance of our products at certain stores in the Publix supermarket chain, which accounted for approximately 27% and 12% of our gross sales in the first and second quarter of 2005, respectively. Also, Publix stocks our refrigerated product in the milk section, as opposed to the refrigerated juice section at most other stores that carry our product. We plan to reinstate marketing programs in a smaller number of Publix stores (approximately 250) in the third quarter of 2005 to better understand consumer behavior and how to increase purchases of our product in the milk section, until we secure funding to support promotions on a larger basis.

         The table set forth below discloses selected data regarding sales for the three and six month periods ended June 30, 2005 and 2004. Data from any one or more quarters is not necessarily indicative of annual results or continuing trends.

         Sales of beverages are expressed in unit case volume. A “unit case” means a unit of measurement equal to 512 U.S. fluid ounces of finished beverage (eight 64-ounce servings). Unit case volume means the number of unit cases (or unit case equivalents) of beverages directly or indirectly sold by us. Gross cases sold to the customer represents the number of cases shipped to the customer prior to any returned cases for product that has not been sold by its expiration date.

Unit Case Volume/Case Sales

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Gross Cases Sold	15,028	17,079	35,659	40,150
Gross Sales	$273,789	$311,359	$649,508	$732,914
Net Sales	$148,954	$229,180	$357,830	$547,084

         Gross sales are the amount invoiced to customers, while net sales deduct from gross sales any payment or discount terms, promotional allowances, slotting fees, warehouse damage and returned goods in accordance with the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 01-09, Accounting For Consideration Given By a Vendor to a Customer. In some accounts we pay slotting fees when our products are initially introduced to a new account and run price feature promotions to encourage trials of our product. As brand loyalty grows in a market, we anticipate that we will be able to run fewer price promotions and will not incur additional slotting fees. Cases sold decreased 2,051, or 12%, for the three months ended June 30, 2005, when compared to the same quarter prior year and 4,491 or 11.2% for the six months ended June 30, 2005 when compared to the same period last year. As discussed above, we believe that the number of cases sold is directly impacted by the effectiveness of advertising, sampling and marketing activities we are able to fund in support of our refrigerated product. We intend to focus our promotional spending on selected growth opportunities such as sampling in newly introduced Publix and Wal-Mart stores in the state of Florida, and introduction of our Nuvim Powder product line until we are able to obtain additional funding for a larger promotional program.

Results of Operations

Results of operations for the three months ended June 30, 2005 compared to the three months ended June 30, 2004

          Gross Sales. For the three months ended June 30, 2005, gross sales were $273,789, a decrease of $37,570, or 12% lower than gross sales of $311,359 for the three months ended June 30, 2004. The decrease in gross sales is primarily attributable to a decrease in case volume in stores New York, New Jersey, Pennsylvania, Virginia and Maryland, partially offset by sales resulting from the addition of distribution in the Southeastern United States through the Publix and Wal-Mart Supermarket chains. We suspended substantially all advertising after the first half of 2002 due to a lack of funding. This resulted in a steady decline in sales volume in existing stores in each successive quarter through the second quarter of 2004, due to a decrease in repeat purchases of our products and the loss of certain accounts, due to the lower sales volume per store. During the third quarter of 2004, we secured $1,000,000 of financing from senior secured promissory notes and reinstated advertising and sampling programs. We also added distribution in the Southeastern United States through the Publix and Wal-Mart supermarket chains, resulting in increased gross sales through the first quarter of 2005. However, we did not have funds to support sampling programs in the Publix supermarkets during the second quarter of 2005, resulting in decreased sales and discontinuance of the product at certain locations. We plan to reintroduce sampling programs in a smaller number (approximately 250) Publix stores with the proceeds of our initial public offering completed in June 2005.

          Discounts, Allowances and Promotional Payments. For the three months ended June 30, 2005, promotional allowances and discounts were $124,835, an increase of $42,656 or 52%, over the promotional allowances and discounts of $82,179 for the three months ended June 30, 2004. This increase is primarily attributable to increased promotional price allowances, coupons and other incentives of $29,176, product returned after its expiration date of 8,947 and slotting fees of $6,647. Promotional price allowances, coupons and other incentives increased primarily due to increased promotional price programs in the New York and New Jersey markets. We advertised in store circulars and offered reduced prices to customers during the second quarter. We record the price reductions, which are reimbursed by us to the retailers, in accordance with Financial Accounting Standards Board Emerging Issues Task Force, No. 01-09, Accounting for Consideration Given by a Vendor to a Customer. We expect to continue to use price promotions and coupon distribution as a means to promote consumer sampling and trial of our product into the foreseeable future. As the product matures and a higher percentage of users of our product are repeat purchasers, we expect coupon expense, relative to gross sales, to decline. Product returned after its expiration date increased primarily due to credits given to retailers for unsold product resulting from the suspension of sampling programs in the second quarter of 2005 due to a lack of funding. Slotting fees increased due to fees paid to gain distribution in approximately 400 stores supplied by distributor serving the Mid-Atlantic region of the United States. Total Discounts, Allowances and Promotional payments as a percentage of gross sales increased from 26% for the three months ended June 30, 2004 to 46% for the three months ended June 30, 2005, primarily due to the increased coupons and price discounts discussed above. Discounts, Allowances and Promotional Payments are comprised of the following:

	Three Months Ended June 30,
			Increase (Decrease)	Percentage
	2004	2005
Discounts for timely payment	$6,417	$4,303	$(2,114)	(33)%
Product returned after its expiration date	45,144	54,091	8,947	(20)%
Promotional price allowances, coupons and other incentives	29,401	58,577	29,176	99%
Slotting fees	1,217	7,864	6,647	546%
Total Discounts, Allowances and Promotional Payments	$82,179	$124,835	$42,656	52%

          Net Sales. Net sales for the three months ended June 30, 2005 were $148,954, a decrease of $80,226, or 35% lower than net sales of $229,180 for the three ended June 30, 2004. The decrease in net sales is primarily attributable to the decreased case sales and promotional pricing discussed above.

          Cost of Sales. For the three months ended June 30, 2005, cost of sales were $169,675, an increase of $1,330, or 1% higher than cost of sales of $168,345 for the three months ended June 30, 2004. Cost of sales as a percentage of gross sales increased to 62% for the three months ended June 30, 2005, compared to 54% for the three months ended June 30, 2004. The increase in cost of sales as a percentage of gross sales was primarily due to increased ingredient costs and increased packaging costs resulting from shorter production runs due to the lower sales volume.

          Gross Profit (Loss). Gross profit (Loss) was $(20,721) for the three months ended June 30, 2005, a decrease of $81,556 from the $60,835 gross profit for the three months ended June 30, 2004. Gross profit (loss) as a percentage of gross sales was (8%) for the three months ended June 30, 2005 compared to gross profit of 19.5% for the three months ended June 30, 2004. The decrease in gross profit as a percentage of gross sales was primarily due to the expense related to promotional pricing and increased ingredient costs discussed above.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses were $517,364 for the three months ended June 30, 2005, an increase of $176,151, or 52%, from selling, general and administrative expenses of $341,213 for the three months ended June 30, 2004. Selling, general and administrative expenses exceeded net sales in both periods as we are in an early stage of our development and have not achieved sales volumes sufficient to generate net sales in excess of our selling, general and administrative expenses. The increase in selling, general and administrative expenses was primarily attributable to increased expenses related to the in store sampling programs of approximately $51,000, increased administrative salaries of approximately $40,000 due to the addition of a full time chief financial officer, increased advertising spending of $25,000, and increased shipping charges of $15,000 related to distribution to the Southeast markets from the warehouse facility in Pennsylvania.

          Loss from Operations. Loss from operations was $538,085 for the three months ended June 30, 2005 compared to $280,378 for the three months ended June 30, 2004. The $257,707 increase in loss from operations was primarily attributable to the decreased gross profit and increased operating expenses described above.

          Interest Expense. Interest expense was $210,077 for the three months ended June 30, 2005, an increase of $87,051, or 70%, from interest expense of $123,026 for the three months ended June 30, 2004. The increase in interest expense is primarily attributable to an increase in interest on borrowings from the senior notes - related party. Between July and December 2004, we borrowed $1,000,000 under a loan agreement with our spokesperson to fund operations and advertising programs. On June 24, 2005, in connection with the closing of our initial public offering, we extinguished approximately $7.7 million of indebtedness through the issuance of common stock. Therefore we expect interest expense to decline in future periods due to lower outstanding borrowings.

          Gain on Forgiveness of Accounts Payable. In 2004, gain on forgiveness of accounts payable represents the difference between the invoiced amount and the amount in the form of a note payable for fees to a law firm incurred and expensed in 2002. In 2005, gain on forgiveness of accounts payable represents the difference between the principal and accrued interest due on notes payable and the fair value of common stock issued to retire those obligations.

          Net Loss. Net loss was $600,609 for the three months ended June 30, 2005 compared to $403,404 for the three months ended June 30, 2004. The $197,205 increase in net loss was primarily attributable to the lower gross profit and higher operating expenses discussed above.

Results of operations for the six months ended June 30, 2005 compared to the six months ended June 30, 2004

         Gross Sales. For the six months ended June 30, 2005, gross sales were $649,508, a decrease of $83,406, or 11% lower than gross sales of $732,914 for the six months ended June 30, 2004. The decrease in gross sales is primarily attributable to an 11% decrease in case volume resulting from reduced promotional and discontinued advertising spending. We suspended substantially all advertising after the first half of 2002 due to a lack of funding. This resulted in a steady decline in sales volume in each successive quarter through the second quarter of 2004, due to a decrease in repeat purchases of our products and the loss of certain accounts, due to the lower sales volume per store. During the third quarter of 2004, we secured $1,000,000 of financing from senior secured promissory notes and reinstated advertising and sampling programs. We also added distribution in the Southeastern United States through the Publix and Wal-Mart supermarket chains, resulting in increased gross sales through the first quarter of 2005. However, we did not have funds to support sampling programs in the Publix supermarkets during the second quarter of 2005, resulting in decreased sales and discontinuance of the product at certain locations. We will reintroduce sampling programs in a smaller number (approximately 250) Publix stores with the proceeds of our initial public offering completed in June 2005.

         Discounts, Allowances and Promotional Payments . For the six months ended June 30, 2005, promotional allowances and discounts were $291,678, an increase of $105,848 or 47% higher than the promotional allowances and discounts of $185,830 for the six months ended June 30, 2004. This increase is primarily attributable to increased Promotional price allowances, coupons and other incentives of $87,116, and slotting fee’s of $18,347. Promotional price allowances, coupons and other incentives increased due to sampling programs at Publix stores in the first quarter of 2005 where $1.00 coupons were distributed in store locations, and promotional price discounts in the New York and New Jersey markets in the second quarter of 2005. We record the estimated redemptions based on our historical experience at the time the coupon is distributed in accordance with Financial Accounting Standards Board Emerging Issues Task Force, No. 01-09, Accounting for Consideration Given by a Vendor to a Customer. We also record reimbursements given to retailer for consumer price promotions in accordance with EITF 01-09. We expect to continue to use coupon distribution and price promotions as a means to promote consumer sampling and trial of our product into the foreseeable future. Slotting fees increased due to fees paid to gain distribution in approximately 400 stores supplied by distributor serving the Mid-Atlantic region of the United States. Discounts, Allowances and Promotional payments as a percentage of gross sales increased from 25% for the six months ended June 30, 2004 to 44% for the six months ended June 30, 2005, primarily due to the increased coupons and price discounts discussed above. Discounts, Allowances and Promotional Payments are comprised of the following:

	Six Months Ended June 30,

	2004	2005	Increase (Decrease)	Percentage
Discounts for timely payment	$14,682	$8,988	$(5,694)	(39)%
Product returned after its expiration date	79,013	85,092	6,079	(12)%
Promotional price allowances, coupons and other incentives	86,619	173,735	87,116	98%
Slotting fees	5,517	23,864	18,347	332%
Total Discounts, Allowances and Promotional Payments	$185,830	$291,679	$105,849	(49)%

          Net Sales. Net sales for the six months ended June 30, 2005 were $357,830, a decrease of $189,254, or 35% lower than net sales of $547,084 for the six months ended June 30, 2004. The decrease in net sales is primarily attributable to the decrease in cases sold and increased Discounts, allowances and promotional payments discussed above.

         Cost of Sales. For the six months ended June 30, 2005, cost of sales were $377,510, a decrease of $11,911 or 3% lower than cost of sales of $389,421 for the six months ended June 30, 2004. The decrease in cost of sales was primarily attributable to a 39% decrease in cases sold discussed above. Cost of sales as a percentage of gross sales increased to 58% for the three months ended June 30, 2005, compared to 53% for the three months ended June 30, 2004. The increase in cost of sales as a percentage of gross sales was primarily due to increased ingredient costs and increased packaging costs resulting from shorter production runs due to the lower sales volume.

         Gross Profit (loss). Gross profit (loss) was $(19,680) for the six months ended June 30, 2005, a decrease of $177,342, from the $157,663 gross profit for the six months ended June 30, 2004. Gross profit (loss) as a percentage of gross sales was (3)% for the six months ended June 30, 2005, compared to a gross profit as a percentage of gross sales of 22% for the six months ended June 30, 2004. The decrease in gross profit as a percentage of gross sales was primarily due to the increased coupons and price incentives discussed above.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1,054,055 for the six months ended June 30, 2005, an increase of $360,192 or 52%, from selling, general and administrative expenses of $693,683 for the six months ended June 30, 2004. Selling, general and administrative expenses exceeded net sales in both periods as we are in an early stage of our development and have not achieved sales volumes sufficient to generate net sales in excess of our selling, general and administrative expenses. The increase in selling, general and administrative expenses was primarily attributable to increased advertising and in-store sampling expenses of $175,000 and increased administrative salaries of $125,000, primarily due to the addition of a Chief Financial Officer in 2005.

         Loss from Operations. Loss from operations was $1,073,735 for the six months ended June 30, 2005 compared to $536,020 for the six months ended June 30, 2004. The $537,710 increase in loss from operations was primarily attributable to the increased operating expenses described above.

         Interest Expense. Interest expense was $388,879 for the six months ended June 30, 2005, a decrease of $124,848, or 47%, from interest expense of $264,031 for the six months ended June 30, 2004. The increase in interest expense is primarily attributable to an increase in interest on borrowings from the senior notes - related party. Between July and December 2004, we borrowed $1,000,000 under a loan agreement with our spokesperson to fund operations and advertising programs. On June 24, 2005, in connection with the closing of our initial public offering, we extinguished approximately $7.7 million of indebtedness through the issuance of common stock. Therefore we expect interest expense to decline in future periods due to lower outstanding borrowings.

Gain on Forgiveness of Accounts Payable. In 2004, Gain on forgiveness of accounts payable represents the difference between the invoiced amount and the amount in the form of a note payable for fees to a law firm incurred and expensed in 2002. In 2005, Gain on forgiveness of accounts payable represents the difference between the principal and accrued interest due on notes payable and the fair value of common stock issued to retire those obligations.

         Net Loss. Net loss was $1,315,061 for the six months ended June 30, 2005 compared to $800,050 for the six months ended June 30, 2004. The $515,011 increase in net loss from operations was primarily attributable to the lower gross profit and higher operating expenses discussed above.

Liquidity and Capital Resources

         Our operations to date have generated significant operating losses that have been funded through the issuance of common stock, preferred stock and external borrowings. We will require additional sources of outside capital to continue our operations and currently have no identifiable source.

         On June 24, 2005, we completed an initial public offering of 2,700,000 units, with each unit consisting of one share of common stock, one redeemable Class A warrant, and one Class B warrant to purchase common stock. The offering resulted in net proceeds to the Company of $1,577,000 after deducting underwriting discounts and offering expenses. We expect the net proceeds, along with product revenues and expected proceeds from the sale of State of New Jersey Tax benefits of approximately $250,000 to be adequate to fund our operations through 2005. However, we may need additional funding to continue operations beyond that date, or to fund advertising and promotional programs to maintain and increase sales. We did not use any of the proceeds of the initial public offering to fund promotional activies in the second quarter of 2005.

         In May 2005, we borrowed $200,000 from the investment bank that managed the initial public offering. The note was repaid upon the closing of the stock offering on June 24, 2005. The note did not bear any interest. We also paid $21,874 of principal and accrued interest on an advance from the underwriter made in July of 2004.

On June 24, 2005, we issued 1,116,611 shares of common stock in settlement of $7,684,000 of notes payable, accrued interest, accounts payable, and accrued salaries due to executive officers at a debt conversion value per share ranging from $1.00 to $13.00 per share of common stock. The table below summarizes the debt extinguishments transactions:

	Shares Issued	Debt Extinguishment

Senior secured notes-related parties	461,700	$6,141,527
Accrued salaries	250,696	593,750
Senior secured notes payable - related parties	250,000	500,000
Subordinated notes payable and accrued interest	88,882	266,639
Related party advances	23,000	69,000
Accounts payable	42,333	109,000

Total	1,116,611	$7,679,916

On June 24, 2005, a convertible note payable with a face value of $175,000 automatically converted into 245,000 unregistered units substantially identical to the units sold at the initial public offering. In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features on Contingently Adjustable Conversion Ratios,” the Company had not recorded the beneficial conversion feature prior to the closing of the initial public offering because its terms change based on the occurrence of future events outside the control of the holder of the convertible note. Upon completion of the public offering on June 24, 2005, we recorded interest expense of $49,755 to reflect the beneficial conversion feature of the note.

Additionally, we have extended the due date on $500,000 of outstanding senior secured notes payable to the earlier of the completion of an a subsequent stock sale, sale of assets, change of control or financing by the Company, or November 30, 2006.

As of June 30, 2005, we had cash on hand of $1,219,000, and a working capital deficit of $858,000. We have negotiated with certain noteholders and vendors to defer payment or accept progress payments on approximately $400,000 of accounts payable, and $436,000, of notes payable and accrued interest thereon until we are able to raise additional financing. We owe $200,000 to SMBI, the provider of the exclusive whey protein concentrate used in our product, which is due on January 15, 2006. If we do not pay this amount, we risk losing the exclusive right to the ingredient. As of July 31, 2005, we had remaining cash on hand of approximately $800,000. We will need to raise additional financing to pay our past due obligations, fund operating losses and to support sales and marketing programs to increase sales of our products. If we are not able to identify additional sources of financing, we may not be able to continue operations beyond January 2006.

                 Net cash used in operating activities for the six months ended June 30, 2005 was $1,058,875 compared to cash used in operating activities of $69,609 during 2004. The increase in cash used by operating activities of $989,266 was primarily attributable to an increased net loss of $663,536 and payments of related party accounts payable, including $250,000 to SMBI our exclusive provider of whey protein concentrate, of $295,320.

         Net cash provided by financing activities was $2,000,709 for the six months ended June 30, 2005, compared to $15,000 for the six months ended June 30, 2004. The increase of $1,985,709 is due to net proceeds from the initial public offering of the our common stock.

Application of Recent and Critical Accounting Policies and Pronouncements

Recent Accounting Pronouncements

In December 2004, the FASB revised FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." It applies in the first reporting period beginning after December 15, 2005. The adoption of Statement No. 123 (revised 2004) is not expected to have a material impact on the Company's financial position, liquidity, or results of operations

Critical Accounting Estimates

         The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure on contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions and conditions.

         Critical accounting policies are defined as those that are reflective of significant judgments, estimates and uncertainties and potentially result in materially different results under different assumptions and conditions. For a detailed discussion on the application of these and other accounting policies, see Note 2 to our annual financial statements for the year ended December 31, 2004.

         Placement and Promotional Allowances and Credits for Product Returns

         As an inducement to our customers to promote our products in preferred locations of their stores, we provide placement and promotional allowances to certain customers. We also provide credits for customer coupon redemptions, consumer price reductions, and product which has not been sold by its expiration date. These allowances and credits are reflected as a reduction of revenue in accordance with Emerging Issues Task Force (“EITF”) No. 01-9, which requires certain sales promotions and customer allowances previously classified as selling, general and administrative expenses to be classified as a reduction of sales or as cost of goods sold. Provisions for promotional allowances are recorded upon shipment and are typically based on shipments to the retailer during an agreed upon promotional period. We expect to offer promotional allowances at historical levels in the near future as an incentive to our customers. Slotting or placement fees are deducted from revenue in the period paid. Provisions for coupon redemptions and product returned that has reached its expiration date are based on historical trends. Information such as the historical number of cases returned per unit shipped, product shelf life, current sales volume, and coupons distributed during the period are used to derive estimates of the required allowance. As we expand production and introduce new products, we may incur increased levels of returned goods. Also, our estimates assume we will continue as a going concern and maintain distribution with wholesalers and supermarkets that currently carry our product. If a supermarket or wholesaler discontinues our product, we may experience return rates in excess of our historical trend. This could result in material charges to future earnings for reimbursements to our customers for returned, unsold product.

         Accounts Receivable

         We evaluate the collectibility of our trade accounts receivable based on a number of factors. Accounts receivable are unsecured, non-interest bearing obligations that are typically due from customers within 30 days of the invoice date. We apply collections in accordance with customer remittance advices or to the oldest outstanding invoice if no remittance advice is presented with payment.

         We estimate an allowance for doubtful accounts and revenue adjustments based on historical trends and other criteria. Further, as accounts receivable outstanding are deemed uncollectible or subject to adjustment, these allowances are adjusted accordingly. In circumstances where we become aware of a specific customer’s inability to meet its financial obligations to us, a specific reserve for bad debts is estimated and recorded which reduces the recognized receivable to the estimated amount we believe will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our recent past history and an overall assessment of past due trade accounts receivable outstanding. We also estimate the amount of credits for product placement, promotion and expired product that are expected to be issued for product sold based on an evaluation of historical trends and record an allowance when the sale is recorded.

         Inflation

         We do not believe that inflation had a significant impact on our results of operations for the periods presented.

         Off-Balance Sheet Transactions

         At June 30, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Factors Affecting Operating Results

Investing in our shares involves a high degree of risk. You should carefully consider the following risks, as well as the other information in this report, before deciding whether to invest in our shares. If any of the following risks actually occur, our business, financial condition, results of operations and liquidity could suffer. In that event, the trading price of our shares could decline and you might lose all or part of your investment.

Risks Related to Our Business

We will need to raise additional capital.

         We are currently operating at a loss and expect our expenses to continue to increase as we expand our product line as well as our geographic presence throughout the United States. To date, we have relied primarily on financing transactions to fund operations. We raised net proceeds of approximately $1,577,000 from our initial public offering, which, together with revenues from product sales, and proceeds from the sale of State of New Jersey Tax benefits, we believe will be sufficient to fund our operations for the remainder of 2005, and our projections could be wrong. We could face unforeseen costs such as an increase in transportation costs resulting from the recent significant increases in the cost of fuel; or our revenues could fall short of our projections because retail outlets discontinue ordering our products or for reasons unrelated to our products, such as a revenue decline due to changes in consumer habits and preferences or we may achieve lower margins than planned on our products due to cost increases or competitive pricing pressure. We will need another infusion of capital to continue to fund our operations in 2006. However, we do not have any currently identified sources of additional capital. New sources of capital may not be available to us when we need it or may be available only on terms we would find unacceptable. If such capital is not available on satisfactory terms, or is not available at all, we will be unable to continue to fully develop our business, and our operations and financial condition will be materially and adversely affected. Such a lack of additional funding could force us to cease operations altogether. Debt financing, if obtained, could increase our expenses and would be required to be repaid regardless of operating results. In addition, if we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the rights of our ordinary shares and our shareholders may experience additional dilution. Any such developments can adversely affect your investment in our company, harm our financial and operating results, and cause our share price to decline.

Our auditors have substantial doubt about our ability to continue as a going concern.

         In their report in connection with our 2004 financial statements, our auditors included an explanatory paragraph stating that, because we have incurred net losses and have a net capital deficiency for the years ended December 31, 2003 and 2004, and, as of May 30, 2005, we were in default on approximately $8.1 million of notes payable and stockholder loans and accrued interest, there is substantial doubt about our ability to continue as a going concern. Our continued existence will depend in large part upon our ability to successfully secure additional financing to fund future operations. Our initial public offering was not sufficient to completely alleviate these concerns. If we are not able to achieve positive cash flow from operations or to secure additional financing as needed, we will continue to experience the risk that we will not be able to continue as a going concern.

We have approximately $1.3 million of indebtedness that is payable out of proceeds of additional financing that we secure.

         We have not had sufficient capital to operate our business for approximately three years, and as a result, we have negotiated extended payment terms on approximately $1,028,000 of notes payable, and $450,000 of accounts payable which are due and payable upon receipt of additional financing. Additionally, we owe SMBI, the exclusive provider of the whey protein concentrate used in our product $200,000 on the earlier of securing additional financing, or January 16, 2006. These outstanding obligations may make it difficult to raise additional financing.

Our limited operating history makes evaluation of our business difficult.

         We have a limited operating history and have encountered, and expect to continue to encounter, many of the difficulties and uncertainties often faced by early stage companies. We commenced our business operations in 1999 and began marketing our initial products in 2000 on a limited basis. Accordingly, we have only a limited operating history with which you can evaluate our business and prospects. An investor in our units must consider our business and prospects in light of the risks, uncertainties and difficulties frequently encountered by early stage companies, including limited capital, delays in product development, possible marketing and sales obstacles and delays, inability to gain customer acceptance or to achieve significant distribution of our products to customers and significant competition. We cannot be certain that we will successfully address these risks. If we are unable to address these risks, our business may not grow, our stock price may suffer and/or we may be unable to stay in business.

We have a history of losses and we expect to continue to operate at a loss for the foreseeable future.

         Since our inception in 1999, we have incurred net losses in every year, including net losses of $2,239,440 for the year ended December 31, 2003, $2,131,581 for the year ended December 31, 2004 and $1,315,061 for the six months ended June 30, 2005. We had a working capital deficit of $857,649 at June 30, 2005 and have negative cash flows from operations. As a result of ongoing operating losses, we also had an accumulated deficit of $19,163,220 and a stockholders’ deficit of $1,432,134 at the same date. We expect to incur losses until at least 2007 and may never become profitable. We also expect that our expenses will increase substantially for the foreseeable future as we seek to expand our product line and sales and distribution network, implement internal systems and infrastructure and comply with the legal, accounting and corporate governance requirements imposed upon public companies. These ongoing financial losses may adversely affect our stock price.

Our success substantially depends on maintaining our relationships with SMBI.

         SMBI is the holder of certain patents and trademarks that cover the micronutrients that we use in our products and is our only supplier of those micronutrients. We have a license agreement and a supply agreement with SMBI, both of which are critical to our business and expire in 2014. Under the SMBI license agreement, we have the right to use SMBI’s intellectual property for the production and distribution of carbonated and noncarbonated beverages incorporating the micronutrients that provide the health benefits of our products. SMBI also supplies the key ingredient in our products under the terms of the supply agreement. These agreements contain cross-termination provisions, and therefore, we risk losing both our rights to the licensed use of the micronutrients and other SMBI intellectual property needed for our business, as well as our sole source of supply, if either agreement is terminated in accordance with its terms. Furthermore, any exclusive rights we enjoy under the license and supply agreements may be jeopardized if we fail to satisfy certain minimum purchase requirements. In addition, SMBI and its affiliate, Spencer Trask Specialty Group, LLC (“Spencer Trask”), are founders and significant stockholders of our company and, as such, SMBI has provided us with favorable terms under the supply contract. However, due to our relationship with Spencer Trask, there is a potential for conflicts of interest between SMBI and us. If we are unable to obtain the whey protein concentrate from SMBI for any reason, our manufacturing and distribution processes could be severely disrupted, and our operations could be adversely affected. We are aware of only one other source that might be able to provide an immune enhancement whey protein but it does not contain LactoActin and LactoMune, which are proprietary to SMBI, and we are not certain of its effectiveness. Moreover, it is our understanding that this ingredient would not provide the muscle flexibility health benefit that we achieve by using the SMBI whey protein concentrate. In addition, even if we are able to find acceptable alternative sources of supply, the new terms would likely be less favorable than those that we receive from SMBI. Accordingly, it is critical that we continue to meet all of our material obligations under both the license agreement and the supply agreement. In the past, we have not always been able to do so because of a lack of financial resources, and we paid SMBI $250,000 of past due payables out of the net proceeds of our initial public offering. An additional payment of $200,000 is due in January 2006. If we do not make that payment on time, the NuVim trademark will revert to SMBI, and we will be in default under our license and supply agreements.

Our business depends on the acceptance of our products in both existing and new marketing areas.

         We intend to expand into new geographic areas and broaden our product offerings to generate additional sales. Our refrigerated beverage products are currently available in the northeastern United States and, recently, portions of the south, but our beverage products have not yet been widely distributed. We do not know whether the level of market acceptance we have received in the northeastern United States for our initial products will be matched or exceeded in the geographic locations we are newly serving, or in other areas of the country as we expand our distribution in the future. We also will need to raise additional financing to support this expansion.

As we expand our product line to include additional flavors of the refrigerated beverage, as well as the shelf-stable sports drink and the powder mix, we will face the additional uncertainty of whether these new products will gain market acceptance in any market. We can give no assurance that we will expand into new geographic areas or successfully expand our product line. It is unlikely that we will achieve profitability and otherwise have a successful business unless we are able to gain market acceptance of our existing and future products over a wide geographic area.

Consumers who try our products may not experience the health benefits we claim, which may cause them to discontinue using our products.

         There have been approximately 20 independent clinical studies that have demonstrated the health benefits of the micronutrient components of our products. However, there has been only one, small-scale study of the effects of NuVim beverages directly. That study required the subjects to consume 12 ounces of NuVim daily for six weeks. While the study did validate the positive health claims we believe our products provide, it did not consider whether a smaller quantity of the beverage or a shorter period of continued usage might provide similar benefits. Therefore, we currently cannot confirm that the health benefits of our products will be evident to casual consumers of our products. Consumers may determine that drinking 12 ounces of NuVim per day for a minimum of six weeks requires more discipline and expense than they are willing to devote. If consumers do not use our product in the quantity or for the duration we recommend, they may not achieve the health benefits we claim, which may cause them to make alternative nutritional beverage and/or dietary supplement purchasing decisions.

Our business may suffer from lack of diversification.

         Our business is centered on nutritional beverages. The risks associated with focusing on a limited product line are substantial. If consumers do not accept our products or if there is a general decline in market demand for, or any significant decrease in, the consumption of nutritional beverages, we are not financially or operationally capable of introducing alternative products within a short time frame. As a result, such lack of acceptance or market demand decline could cause us to cease operations.

Expansion of our business is dependent on our ability to expand production.

         We currently manufacture our entire product line at Clover Farms Dairy in Reading, Pennsylvania. Our ability to expand beyond our current marketing areas depends on, among other things, the ability to produce our product in commercial quantities sufficient to satisfy the increased demand. Although our present production capacity is sufficient to meet our current and short-term future production needs, production capacity may not be adequate to supply future needs. If additional production capacity becomes needed, it will be necessary to engage additional co-packers or to expand production capacity at our present co-packer facility. If we expand production at Clover Farms Dairy, we risk having to pay significantly greater transportation costs to transport our products to warehouses in other regions of the United States. Any new co-packing arrangement raises the additional risk of higher marginal costs than we currently enjoy since we would be required to negotiate new terms with any new co-packer. We may not be able to pass along these higher costs to our customers. If we are unable to pass along the higher production costs imposed by new co-packers to our customers, we either will suffer lower gross margins and lower profitability, once achieved, or we may be unable to expand our business as we have planned, which could disappoint our stockholders.

Our business contains risks due to the perishable nature of our product.

         Our current refrigerated product is a perishable beverage that has a limited shelf-life of approximately 83 days. This restricted shelf life means that we do not have any significant finished goods inventory and our operating results are highly dependent on our ability to accurately forecast near term sales in order to adjust our raw materials sourcing and production needs. When we do not accurately forecast product demand, we are either unable to meet higher than anticipated demand or we produce excess inventory that cannot be profitably sold. Additionally, our customers have the right to return products that are not sold by their expiration date. Therefore, inaccurate forecasts that either mean that we are unable meet higher than anticipated demand or that result in excess production, or significant amounts of product returns on any of our products that are not sold by the expiration date could cause customer dissatisfaction, unnecessary expense and a possible decline in profitability.

Government regulation may adversely affect our business.

         Our business is subject to government regulation, principally the United States Food and Drug Administration (the “FDA”), which regulates the processing, formulation, packaging, labeling and advertising of dietary products, and to a lesser extent, state governments, where state attorneys general have authority to enforce their state consumer protection acts. Specifically, we are subject to the Dietary Supplement and Health Education Act (“DSHEA”). Under DSHEA, dietary supplements are permitted to make “statements of nutritional support” with notice to the FDA, but without FDA pre-approval. The FDA does not allow claims that a dietary product may mitigate, treat, cure or prevent disease. There can be no assurance that at some future time the FDA will not determine that the statement of nutritional support we make on our packaging is a prohibited claim rather than an acceptable nutritional support statement. Such a determination by the FDA would require deletion of the treatment, cure or prevention of disease claim, or, if it is to be used at all, submission by our company and the approval by the FDA of a new drug application, which would entail costly and time-consuming clinical studies, or revision to a health claim, which would require demonstration of substantiated scientific evidence to support such claim and would also consume considerable management time and financial resources.

         Our advertising of dietary supplement products is also subject to regulation by the Federal Trade Commission (the “FTC”) under the Federal Trade Commission Act, which prohibits unfair or deceptive trade practices, including false or misleading advertising. The FTC in recent years has brought a number of actions challenging claims made by companies that suggest that their products are dietary supplements. No assurance can be given that actions will not be brought against us by the FTC or any other party challenging the validity of our product advertising claims.

Our business may be subject to product liability claims relating to consumer use of our products.

         As a marketer of beverages that are ingested by consumers, we face an inherent risk of exposure to product liability claims if the use of our products results in injury or our labeling contains inadequate warnings concerning potential side effects. With respect to product liability claims, we have obtained a $2.0 million liability insurance policy ($2.0 million per occurrence), which we believe is adequate for our kind of business activity. The policy contains certain exclusions that would pertain to food products such as the additional products exclusion for bodily injury or property damage arising out of the manufacture, handling, distribution, sale, application or use of certain specified products ( e.g ., silicone, latex, and dexfenfluramine, among others), the intended injury and the willful and intentional acts exclusions. There can be no assurance that such insurance will continue to be available at a reasonable cost, or, if available, that it will be adequate to cover potential liabilities. If we are found liable for product liability claims that exceed our coverage or are subject to a policy exclusion, such liability could require us to pay financial losses for which we have not budgeted and may not have adequate resources to cover. If the uninsured losses were significantly large enough to impact our ability to continue our then-existing level of operations, we might experience a decline in net income and earnings per share, and our stock price might suffer. In an effort to limit any liability, we generally obtain contractual indemnification from parties supplying raw materials or marketing our products. Such indemnification is limited, however, by the terms of each related contract and, as a practical matter, by the creditworthiness of the indemnifying party.

         Despite the insurance coverage that we plan on maintaining, it is possible that we may be sued if one or more consumers believe our products have caused them harm. While no such claims have been made to date, the results of any such suit could result in significant financial damages to us, as well as serious damage to the reputation and public perception of our company, even if we are ultimately found not to be at fault.

Risks Related to Investment in Our Securities

There is a limited history trading in our securities, and an active market may not develop or, if developed, be sustained. If a public trading market does not develop, our security holders may not be able to sell any of their securities.

         There is presently a limited trading history for our common stock, Class A public warrants or Class B public warrants, which trade on the OTCBB, which is generally considered to be a less efficient market than an exchange or Nasdaq and is typified by thinly-traded market activity. We can provide no assurance that an active market will develop or be sustained for any of these securities. If an active public trading market for our securities does not develop or is not sustained, it may be difficult or impossible for purchasers in this offering to resell their securities at any price. Even if an active public market does develop, the market price could decline below the amount our public investors paid for their units, or the assumed allocated price of the components of the units.

Future sales of shares by our existing shareholders may cause our share price to fall.

The market price of our shares could decline as a result of sales of ordinary shares by our existing shareholders, including by our directors, officers or their affiliates, or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate. The lock-up agreements delivered by shareholders, including our directors and executive officers, provide that Paulson Investment Company, in its sole discretion, may release any of those parties, at any time or from time to time and without notice, from obligations under these agreements, including the obligation not to dispose of shares for a period ranging from 180 to 360 days after the date of our initial public offering.

The Class A public warrants may be redeemed on short notice. This may have an adverse effect on their price.

         We may redeem the Class A public warrants for $0.25 per warrant on 30 days’ notice at any time after the last reported sale price per share of our common stock equals or exceeds $2.00 for five consecutive trading days. If we give notice of redemption, holders of our Class A public warrants will be forced to sell or exercise the Class A public warrants they hold or accept the redemption price. The notice of redemption could come at a time when it may not be advisable or possible for holders of our public warrants to sell or exercise the Class A public warrants they hold.

If we do not maintain an effective registration statement or comply with applicable state securities laws, our warrantholders may not be able to exercise the Class A or Class B public warrants.

         In order for the holders of our Class A or Class B public warrants to be able to exercise their warrants, the shares of our common stock to be issued upon exercise of those warrants must be covered by an effective and current registration statement and qualify or be exempt under the securities laws of the state or other jurisdiction in which the warrantholders live. We can give no assurance that we will be able to continue to maintain a current registration statement relating to the shares of our common stock underlying the Class A or Class B public warrants or that an exemption from registration or qualification will be available throughout their term. This may have an adverse effect on demand for the Class A or Class B public warrants and the prices that can be obtained from reselling them.

While the public warrants are outstanding, it may be more difficult to raise additional equity capital.

         During the term that the Class A public warrants and Class B public warrants are outstanding, the holders of the public warrants will be given the opportunity to profit from a rise in the public market price of our common stock, which public market price did not exist prior to this offering. In addition, the Class B public warrants are not redeemable by us. We may find it more difficult to raise additional equity capital while these warrants are outstanding. At any time during which these public warrants are likely to be exercised, we may be able to obtain additional equity capital on more favorable terms from other sources.

The ability of our stockholders to sell our common stock and warrants in the secondary market could be restricted because our stock is considered to be “penny stock.”

         The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price, as defined, of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions that do not apply to us. So long as our common stock trades below $5.00, and our securities trade on the OTCBB, our securities are deemed to be “penny stock.” As such, our securities will be subject to rules that impose additional sales practice requirements on broker-dealers who sell them. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser’s written consent to the transactions prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered underwriter, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Many brokerage firms have policies prohibiting their brokers from trading in penny stocks. As such, the “penny stock” rules may restrict the ability of stockholders to sell our common stock and warrants in the secondary market.

Future sales or the potential for future sales of shares of our common stock may cause the trading price of our common stock and public warrants to decline and could impair our ability to raise capital through subsequent equity offerings.

         Approximately 42% of our outstanding common stock will be held by our current stockholders following this offering. If these stockholders sell substantial amounts of our common stock in the public market following this offering, the market price of our common stock could fall. Prior to this offering, there has been no public market for any of our securities. However, once a market is created, if these stockholders publicly sell substantial amounts of common stock, the market price of our common stock could fall. These sales could also make it more difficult for us to sell shares of our common stock or equity-related securities in the future, and we expect to need to do so within the next year.

       We have 4,630,297 shares of common stock outstanding. Of these shares, 654,911 shares have been registered for resale and available to be sold by the owners of those shares upon expiration of a six-month lockup, commencing on the effective date of this offering. Assuming that all the remaining existing stockholders sign lock-up agreements with the underwriters that restrict their ability to transfer stock for up to one year from the effective date of this prospectus, approximately 1,275,386 shares of common stock will become eligible for sale in the public market after this one-year period, subject to the restrictions of Rule 144 promulgated under the Securities Act of 1933, as amended. For more information see “Shares Eligible for Future Sale.”

         In addition, we intend to file a registration statement under the Securities Act of 1933, as amended, after the completion of this offering to register our existing option plans. We expect this registration statement to become effective immediately upon filing. Holders of stock options have also signed one-year lock-up agreements, and if all holders of outstanding options exercisable at the end of the one-year period were to exercise and sell the shares issuable upon exercise of these options, approximately 578,316 additional shares of common stock (including 563,000 option shares issuable upon exercise of options expected to be granted on the effective date of our 2005 option plans) will become eligible for sale and freely tradeable in the public markets at the end of the one-year period.

Item 3. Controls and Procedures.

The Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer have reviewed the disclosure controls and procedures relating to the Company at June 30, 2005 and concluded that such controls and procedures were effective to provide reasonable assurance that all material information about the financial and operational activities of the Company was made known to them. There were no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There are at present no legal proceedings pending against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds From Sales of Registered Securities

On June 20, 2005, the SEC declared effective our Registration Statement on Form SB-2 (Reg. No. 333-120938), and we closed our initial public offering of 2,700,000 units on June 24, 2005. Each unit consisted of one share of common stock, one Class A redeemable public warrant and one Class B non-redeemable public warrant. The managing underwriter of our initial public offering was Paulson Investment Company, Inc. The initial public offering price was $1.00 per unit. The gross proceeds of the offering were $2,700,000. Our net proceeds from the offering, after deducting the underwriter’s discount of $243,000 and other fees and expenses, aggregated $1,577,466.

As of June 30, 2005, we had applied proceeds from the initial public offering as follows:

Payment to SMBI for assignment of NuVim trademark and payable	$250,000
Repayment of short-term loans from the representative	100,000
Available for working capital and future operations	1,227,466
Total	$1,577,466

Item 6. Exhibits

(a) The following exhibits are filed as part of this report:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUVIM, INC.
Date: August ___ , 2005	By:	/s/ RICHARD P. KUNDRAT
Richard P. Kundrat Chief Executive Officer and Chairman of the Board (Principle Executive Officer)

Date: August ___, 2005	By:	/s/ MICHAEL VESEY
Michael Vesey Chief Financial Officer (Principal Financial and Accounting Officer)