Form 10QSB
period 2005-09-30
NUVIM INC
filed 2005-11-15
CIK 1170652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                     to

Commission File No. 000-50508

NUVIM, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	13-4083851
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12 North State Route 17 Paramus, NJ	07652
(Address of Principal Executive Offices)	(Zip Code)

(201) 556-1000
(Issuers Telephone Number Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No ☒

At November 12, 2005, 5,034,994 shares of the registrant’s Common Stock, par value $0.00001 per share, were outstanding.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

NUVIM, INC.

Quarterly Report on Form 10-QSB

Quarterly Period Ended September 30, 2005

Part I. Financial Information

Item 1. Financial Statements

NUVIM, INC.
BALANCE SHEET
(UNAUDITED)

September 30, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$413,286
Accounts receivable, net	1,842
Inventory	187,569
Prepaid expenses and other current assets	93,179
Total Current Assets	695,876

Equipment and furniture, net	7,398
Deposits and other assets	8,546
TOTAL ASSETS	$711,820

LIABILITIES AND STOCKHOLDERS DEFICIT
Current Liabilities:

Stockholder loans - subordinated convertible promissory notes	$225,000
Accrued interest stockholder loans	24,191
Accounts payable	1,079,024
Accounts payable and accrued expenses to related parties	255,450
Accrued expenses	152,966
Accrued compensation	163,939
Rescinded series B offering payable	18,920
Other note payable	141,000
Total Current Liabilities	2,060,490

Senior notes payable - related parties	500,000
Accrued interest - senior notes payable - related party	105,118

Commitments and Contingencies
Stockholders’ Deficit:
Preferred Stock - 65,000,000 shares authorized:
Preferred Stock Series A, convertible, non cumulative, participating, par value $.00001 per share; 4,875,850 shares designated, 0 shares issued and outstanding	—
Preferred Stock Series C, convertible, non cumulative, participating, par value $.00001 per share; designated 50,000,000 shares, 0 issued and outstanding	—
Common Stock, 120,000,000 shares authorized, $.00001 par value, 4,630,297 shares issued and outstanding	4 6
Additional paid-in capital	17,731,040
Accumulated deficit	(19,684,874)
Total Stockholders’ Deficit	(1,953,788)

TOTAL LIABILITIES AND STOCKHOLDERS’DEFICIT	$711,820

The Notes to Financial Statements are an integral part of these statements.

NUVIM, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Gross Sales	$261,888	$335,650	$911,396	$1,068,564
Less: Discounts, Allowances and Promotional Payments	103,452	90,866	395,130	276,696
Net Sales	158,436	244,784	516,266	791,868
Cost of Sales	138,939	182,532	516,449	571,953
Gross Profit (Loss)	19,497	62,252	(183)	219,915
Selling, General and Administrative Expenses	529,045	577,570	1,583,100	1,271,253
Loss from Operations	(509,548)	(515,318)	(1,583,283)	(1,051,338)
Other Income (Expense):
Interest Expense	(18,042)	(239,349)	(406,921)	(503,379)
Interest Income	5,936	—	6,089	—
Gain on Forgiveness of Accounts Payable	—	—	148,525	60,258
Total Other Income (Expense) - Net	(12,106)	(239,349)	(252,307)	(443,121)
Net Loss Before Income Tax Benefit	(521,654)	(754,667)	(1,835,590)	(1,494,459)
Income Tax Benefit (Expense)	-	—	(1,125)	—
Net Loss	$(521,654)	$(754,667)	$(1,836,715)	$(1,494,459)

Basic and Diluted Loss Per Share	$(.11)	$(4.08)	$(.80)	$(9.24)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	4,630,297	185,073	2,287,950	161,726

The Notes to Financial Statements are an integral part of these statements.

NUVIM, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED)

	Preferred Stock Series A		Preferred Stock Series C		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2004	4,875,850	$49	3,623,000	$36	414,073	$4	$8,377,140	$(17,848,159)	$(9,470,930)

Common stock issued in payment of convertible promissory notes - related parties					461,700	5	6,141,522		6,141,527

Common stock issued in payment of accrued salaries					250,696	3	593,747		593,750

Common stock issued in payment of senior notes payable - related parties					250,000	2	499,998		500,000

Common Stock issued in payment of stockholder loans, subordinated convertible promissory notes payable and accrued interest					88,882	1	118,113		118,114

Common stock issued in payment of advances - related party					23,000		69,000		69,000

Common stock issued in payment of accounts payable					42,333		109,000		109,000

Common stock issued upon conversion of convertible promissory note - related party					245,000	2	244,998		245,000

Common stock issued, conversion of Series A preferred stock	(4,875,850)	(49)			88,732	1	48		-

Common stock issued, conversion of Series C preferred stock			3,623,000	(36)	65,881	1	35		-

Issuance of common stock, initial public offering					2,700,000	27	1,577,439		1,577,466

Net loss for the nine months ended September 30, 2005	—	—	—	—	—	—	—	(1,836,715)	(1,836,715)

Balance at September 30, 2005	—	$—	—	$—	4,630,297	$46	$17,731,040	$(19,684,874)	$(1,953,788)

The Notes to Financial Statements are an integral part of these statements.

NUVIM, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2005	2004
Cash Flow From Operating Activities:
Net Loss	$(1,836,715)	$(1,494,459)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	14,044	31,590
Beneficial conversion of notes payable	49,755
Gain on forgiveness of accounts payable	(148,525)	(60,258)
Provision for sales returns and allowances	395,130	276,696

Changes in Operating Assets and Liabilities:
Accounts receivable	(389,999)	(255,467)
Inventory	(103,085)	45,994
Prepaid expenses and other current assets	(31,413)	31,515
Accounts payable	120,037	111,895
Accrued compensation	206,384	387,495
Accrued expenses	18,592	180,449
Accrued interest	336,795	408,385
Accounts payable to related parties	(433,550)	(243,000)
Net Cash Used in Operating Activities	(1,802,550)	(579,165)

Cash Flow From Investing Activities:
Purchase of equipment and furniture	(442)	(1,394)
Net Cash Used in Investing Activities	(442)	(1,394)

Cash Flow From Financing Activities:

Net proceeds from issuance of common stock	1,577,466	—

Reimbursement (payment),reduction in deferred offering costs	441,243	(117,800)
Proceeds from senior note payable - related party		500,000
Repayment of Shareholder loan	(35,000)
Proceeds from, (repayment of) notes payable	(9,000)	120,000
Repayment of Series B advances	(23,080)
Proceeds from underwriter advance - related party	200,000	—
Proceeds from (repayment of) underwriter advance - related party	(200,000)
Repayment of related party advances	(13,000)	55,000
Net Cash Provided By Financing Activities	1,938,629	557,200

Increase (Decrease) in Cash and Cash Equivalents	135,637	(23,359)
Cash and Cash Equivalents at Beginning of Period	277,649	54,609
Cash and Cash Equivalents at End of Period	$413,286	$31,250

The Notes to Financial Statements are an integral part of these statements.

NUVIM, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BUSINESS AND BASIS OF PRESENTATION

A.     Business

NuVim, Inc. (the “Company”) markets and distributes dietary supplement beverages, which enhance the immune system, promote sturdy joints muscle flexibility and muscle recovery. The Company distributes its products through supermarkets in approximately 13 states, predominantly on the East Coast, and the District of Columbia. The Company’s beverage products contain certain micronutrients which Stolle Milk Biologics, Inc. (“SMBI”) has patented. Spencer Trask Specialty Group, LLC (“ST”) is the controlling stockholder of SMBI. SMBI and ST collectively are significant stockholders of the Company. The Company has entered into supply and licensing agreements with SMBI for these patented micronutrients, which can be terminated by SMBI under certain conditions.

B.     Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred net losses of $521,654 and $754,667 for the three months ended September 30, 2005 and 2004, and $1,836,715 and $1,494,459 for the nine months ended September 30, 2005 and 2004, respectively. Management also expects operating losses to continue in 2005 and 2006. The Company has negative working capital of $1,364,614 and an accumulated deficit of $1,953,788 at September 30, 2005. The Company’s continued existence is dependent upon its ability to secure adequate financing to fund future operations and commence profitable operations. To date, the Company has supported its activities through equity investments, the sale of preferred and common stock, a demand note payable to a bank and cash advances from related parties and stockholders. It is the Company’s intention to raise additional capital through additional borrowings and sales of its equity securities. No assurance can be given that these funding strategies will be successful in providing the necessary funding to finance the operations of the Company. Additionally, there can be no assurance, even if successful in obtaining financing, the Company will be able to generate sufficient cash flows to fund future operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or amounts and classification of liabilities that might be necessary related to this uncertainty.

C.    Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited interim consolidated financial statements as of September 30, 2005 and 2004 reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of its financial position as of September 30, 2005 and as of the results of its consolidated operations and its consolidated cash flows for the periods ended September 30, 2005 and 2004.

The Unaudited Consolidated Statements of Operations for the nine months ended September 30, 2005 and 2004 are not necessarily indicative of results for the full year.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss, as reported	$521,654	$754,667	$1,836,715	$1,494,459
Net loss, pro forma	$818,719	$710,206	$2,611,274	$1,521,718
Net loss per share, as reported	$(.11)	$(4.08)	$(.80)	$(9.24)
Net loss per share, pro forma	$(.18)	$(3.83)	$(1.14)	$(9.41)

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

E.     Loss Per Share

Loss per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. These common stock equivalents have been omitted from earnings per share because they are anti-dilutive, accordingly, basic and diluted EPS were the same for the nine months ended September 30, 2005 and 2004. Common stock equivalents outstanding at September 30, 2005 consisted of 1,625,316 incentive stock options and warrants to purchase 6,831,387 shares of common stock at September 30, 2005.

F.  Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 151 which revised FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." It applies to the Company’s first reporting period in 2006. The adoption of Statement No. 123 (revised 2004) is not expected to have a material impact on the Company's financial position, liquidity, or results of operations.

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

Class A public warrants . The Class A public warrants included in the units became exercisable on July 21, 2005. The exercise price of a Class A public warrant is $1.50. The Class A public warrants expire on June 20, 2010, the fifth anniversary of the effective date of the IPO.

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

Class B public warrants . The Class B public warrants included in the units became exercisable on July 21, 2005. The exercise price of a Class B public warrant is $2.00. The Class B public warrants expire on June 20, 2010, the fifth anniversary of the closing of the IPO. The Company does not have the right to redeem the Class B public warrants.

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

NOTE 5 - ASSIGNMENT OF SENIOR NOTES PAYABLE

On May 22, 2005 the bank holding a $2,500,000 note receivable from the Company assigned the note to the holder guarantor of the note, a holder of the Company’s preferred stock and senior secured convertible promissory notes. The note was extinguished in exchange for common stock upon closing of the initial public offering (see note 6).

NOTE 6 - DEBT EXTINGUISHMENTS

On June 24, 2005, the Company issued 1,116,611 shares of common stock in payment of notes payable, accrued interest, accounts payable, and accrued salaries due to executive officers at a debt conversion value per share of $1.00 to $13.00. The debt conversion transactions were contingent on the Company completing a public offering of its common stock. The shares issued are subject to lock-up agreements with the Company’s underwriter of six months to one year. The fair market value of the shares issued is assumed to be equal to the initial public offering price of one “Unit” in the initial public offering completed on June 24, 2005. The excess of the amount of indebtedness extinguished in excess of the fair value of shares issued was recorded as gain on extinguishment of debt in accordance with the provisions of SFAS No. 15, Troubled Debt Restructurings. The excess of the amount of related party indebtedness extinguished in excess of the fair value of shares issued was recorded as additional paid in capital in accordance with APB 26, paragraph 20. The table below summarizes debt extinguishments consummated concurrently with the initial public offering of the Company’s common stock.

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

NOTE 7 - CONVERTIBLE NOTE

On July 26, 2004, the Company issued a convertible promissory note in the amount of $175,000 in payment of accounts payable owed to the Company’s spokesperson and in consideration for his forbearance until a “maturity date,” as defined in the note. The note accrued interest at the rate of 10% per annum until its original maturity date of January 1, 2005, and 15% thereafter. On June 24, 2005, the note automatically converted into 245,000 unregistered units substantially identical to the units sold at the initial public offering. In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features on Contingently Adjustable Conversion Ratios,” the Company had not recorded the beneficial conversion feature prior to the closing of the initial public offering because its terms change based on the occurrence of future events outside the control of the holder of the convertible note. Upon completion of the public offering on June 24, 2005, the Company recorded interest expense of $49,755 to reflect the beneficial conversion feature of the note.

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

NOTE 9 - STOCKHOLDER LOANS - SUBORDINATED CONVERTIBLE PROMISSORY NOTES

In May 2005, holders of stockholder loans - subordinated convertible promissory notes agreed to extend the due date on $225,000 of outstanding notes payable to the completion of a stock sale subsequent to the initial public offering in June 2005 by the Company. The notes accrue interest at 10% per annum.

On July 25, 2005 the Company paid outstanding principal and interest on a subordinated convertible promissory note with a face amount of $35,000.

NOTE 10 - NOTE PAYABLE

In June 2005, holders of notes payable with a face amount of $150,000 agreed to extend the due date to the completion of a stock sale subsequent to the initial public offering in June 2005 by the Company, if progress payments of $5,000 upon the completion of the initial public stock offering, and $2,000 each month thereafter, are made. As of September 30, 2005 these payments have been made. The notes accrue interest at 10%.

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

The following is a summary of warrants outstanding at September 30, 2005:

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

NOTE 13 - EMPLOYEE STOCK OPTIONS

In January 2005, the Board of Directors approved the 2005 Incentive Stock Option Plan for the benefit of its officers, employees and consultants. The Board also approved the 2005 Directors’ Stock Option Plan for the Company’s board members. These plans became effective concurrently with the closing of the Company’s initial public offering. The Plans expire ten years from the date of adoption. The Company is authorized to grant options for up to 1,500,000 common shares under the employee plan, and 200,000 under the directors plan. Under each Plan, the option price of an ISO may not be less than the fair market value of a share of common stock on the date of grant. An ISO may not be granted to a “ten percent stockholder” (as such term is defined in Section 422 of the Internal Revenue Code) unless the exercise price is at least 110% of the fair market value of the common stock and the term of the option may not exceed five years from the date of grant. Nonqualified stock options under both plans may be granted at exercise prices equal to or greater than 85% of the fair market value on the date of grant. The maximum term of each stock option granted to persons other than ten percent stockholders is ten years from the date of the grant. The Company may also grant up to options to purchase up to 35,373 shares of common stock under three plans adopted in 2000, 2001 and 2003, which have similar terms.

A summary of the activity in the Plans is as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding December 31, 2004	13,116	$14.04
Cancelled	—	—
Issued	1,619,000	$.92
Outstanding September 30, 2005	1,632,116	$1.08

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

The weighted-average remaining contractual life of options outstanding was 6 and 9.9 years as of December 31, 2004 and September 30, 2005, respectively.

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

	Nine Months Ended September 30,
	2005	2004
Assignment of senior secured notes payable and accrued interest to related party	$2,679,498	—
Automatic conversion of notes payable	$245,000	—
Debt extinguished through issuance of common stock - see note 6	$7,679,916	—
Interest Paid	—	—

NOTE 15 - DEFERRED COMPENSATION

Three Executive Officers of the Company have agreed to defer payment of monthly salaries aggregating $12,500 per month, for the six months ending December 31, 2005. The amount is being recorded as deferred compensation as it is earned by the officers.

NOTE 16 - SUBSEQUENT EVENTS

On November 3, 2005 the Company issued 50,000 shares of common stock in payment of outstanding legal fees of $105,794. The Company also issued 10,000 shares as payment for legal fees in the third quarter of 2005 and 10,000 shares as an advance payment for legal fees for the fourth quarter of 2005.

On November 3, 2005 the Company issued 250,000 shares of common stock and a warrant to purchase 250,000 shares of common stock at $1.50 and 250,000 shares of common stock at $2.00 with terms substantially the same as its class A and Class B warrants, in payment for a one year media advertising program.

On November 3, 2005 the Company issued 34,697 shares of common stock in payment of outstanding legal fees aggregating $15,614.

On November 3, 2005 the Company issued 50,000 shares of common stock as compensation for the Company’s corporate secretary for the six month period ending December 31, 2005.

NOTE 17 - INCOME TAXES

As of December 31, 2004 the Company had net operating losses of approximately $14,000,000, which expire though the year 2024. Due to the Company’s initial public offering there is a change in ownership in accordance with relevant provisions of the Internal Revenue Code, which are expected to limit the realization of certain net operating losses.

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

Some of our forward-looking statements can be identified by use of words such as “may,” “will,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes” and “estimates.”

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

Overview

         We produce, market and distribute NuVim dietary supplement beverages, which contain two proprietary micronutrients derived from cow’s milk, known as AccuFlex and MunePro. These micronutrients have been clinically proven to enhance the immune system, muscle flexibility and athletic performance. We focus on developing brand awareness, and trial and repeat purchases through advertising , product sampling, coupon distribution and promotional price discounts. These marketing expenditures help to enhance distribution and availability of our products as well as increase consumer awareness and preference for our brands. We believe that these marketing and promotional activities are critical to the growth of our business and expect to continue these programs in the future.

We have distributed our refrigerated beverages since the year 2000 in approximately 2,500 Supermarkets in the Eastern United States. However, we eliminated most advertising and marketing support for our product in the second half of 2002 due to a lack of funding. We recapitalized our company in June of 2005 through the conversion of approximately $7.7 million of indebtedness into common stock and an initial public offering of our common stock. Since that time we have concentrated our limited financial resources on developing and supporting distribution opportunities that we believe will provide the greatest sales expansion potential. We increased our distribution through Wal-Mart Supercenters from two flavors in approximately 44 stores to three flavors in approximately 120 stores. We also developed a powder version of our product to be sold through direct distribution such as the internet and infomercials, and retail outlets. We expect to begin marketing the powder product through an internet affiliate marketing program in November, 2005. We also plan to launch an equity funded print and radio news media campaign to educate consumers of the benefits of NuVim and create market awareness for our product. In November, 2005 we issued 250,000 shares of common stock, warrants to purchase 250,000 shares of common stock at $1.50 and 250,000 shares of common stock at $2.00 as payment for a contract to provide $3,000,000 worth of nationally syndicated print and radio features at standard rates, at a discounted amount. The media program will begin in November 2005 and continue for twelve months.

Case shipments declined in the third quarters of 2005 when compared to the immediately preceeding quarter by 6% to 14,187, as increased case shipment to Wal-Mart Supercenters of approximately 1,380 cases were offset by decreased shipments to the Publix Supermarkets chain in the Southeast, and to a lesser extent, decreased sales in the New York/New Jersey markets. During the second and third quarter of 2005 we have had limited funding to support product sampling and advertising programs, which we believe are critical to maintain and increase sales of our products. Therefore, we have focused our spending on product sampling in accounts that we believe will offer the greatest potential for sales growth and expansion opportunities, such as Wal-Mart, until we are able to raise funding for additional marketing programs.

In August of 2004 we began a test program with Wal-Mart supercenters in northern Florida. We distributed two flavors of our refrigerated product to one distribution center servicing approximately 44 supercenter stores. Same store sales increased in the test market in each quarterly period through August 2005, primarily through product sampling and advertising programs. In August 2005 Wal-Mart increased our distribution to three flavors and a total of three distribution centers servicing approximately 120 stores. This resulted in sales of approximately 4,332 cases in the third quarter 2005. We believe Wal-Mart operates approximately 2000 supercenters across the United States.

         The table set forth below discloses selected data regarding sales for the three and nine month periods ended September 30, 2005 and 2004. Data from any one or more quarters is not necessarily indicative of annual results or continuing trends.

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

Unit Case Volume/Case Sales

	Three Months Ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Gross Cases Sold	14,187	18,333	49,846	58,483
Gross Sales	$261,888	$335,650	$911,396	$1,068,564
Net Sales	$158,437	$277,348	$516,266	$824,432

         Gross sales are the amount invoiced to customers, while net sales deduct from gross sales any payment or discount terms, promotional allowances, slotting fees, warehouse damage and returned goods in accordance with the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 01-09, Accounting For Consideration Given By a Vendor to a Customer. In some accounts we pay slotting fees when our products are initially introduced to a new account and run price feature promotions to encourage trials of our product. As brand loyalty grows in a market, we anticipate that we will be able to run fewer price promotions and will not incur additional slotting fees. Cases sold decreased 4,146, or 22%, for the three months ended September 30, 2005, when compared to the same quarter in 2004 and 8,637 or 15% for the nine months ended September 30, 2005 when compared to the same period last year. As discussed above, we believe that the number of cases sold is directly impacted by the effectiveness of advertising, sampling and marketing activities we are able to fund in support of our refrigerated product. We have not had funding available to fund advertising and marketing programs on a sustained basis across the majority of the stores our products are distributed in since mid 2002. This has caused sales to decline in those markets. Since we recapitalized our Company in June of 2005 we have concentrated our marketing programs on selected growth opportunities for our refrigerated product and the introduction of our Nuvim Powder product line. We believe these initiatives will provide better opportunity for long term growth and increase sales in our existing markets by creating market awareness for our product.

Results of Operations

Results of operations for the three months ended September 30, 2005 compared to the three months ended September 30, 2004

          Gross Sales. For the three months ended September 30, 2005, gross sales were $261,888, a decrease of $73,762, or 22% lower than gross sales of $335,650 for the three months ended September 30, 2004. The decrease in gross sales is primarily attributable to a decrease in case volume in stores in New York, New Jersey, Pennsylvania, Virginia and Maryland, and decreased sales to the Publix supermarket chain, partially offset by increased sales at Wal-Mart Supercenters. We have not had funds to support advertising and sampling of our products in our existing stores since mid 2002, including the Publix Supermarket chain which we added in August of 2004, resulting in declining sales. In June of 2005, we restructured our balance sheet through the issuance of common stock, but were only able to raise a limited amount of funds for advertising and sampling programs. We have focused these limited resources on selected opportunities with future expansion potential, such as Wal-Mart and introduction of a powder product, until such time as we are able to fund programs across all of our markets.

          Discounts, Allowances and Promotional Payments . For the three months ended September 30, 2005, promotional allowances and discounts were $103,452, an increase of $12,586 or 14%, over the promotional allowances and discounts of $90,866 for the three months ended September 30, 2004. This increase is primarily attributable to increased promotional price allowances, coupons and other incentives of $5,897, product returned after its expiration date of $2,343 and slotting fees of $5,998. Promotional price allowances, coupons and other incentives increased primarily due to increased promotional price programs in the New York and New Jersey and Philadelphia markets. We distributed coupons and offered promotional prices to customers in those markets to maintain distribution until we are able to fund advertising and other consumer awareness programs in those markets. We record the price reductions, which are reimbursed by us to the retailers, in accordance with Financial Accounting Standards Board Emerging Issues Task Force, No. 01-09, Accounting for Consideration Given by a Vendor to a Customer. We expect to continue to use price promotions and coupon distribution as a means to promote consumer sampling and trial of our product into the foreseeable future. As the product matures and a higher percentage of users of our product are repeat purchasers, we expect coupon expense, relative to gross sales, to decline. Product returned after its expiration date increased primarily due to the lower sales volume discussed above. Slotting fees increased due to fees paid to gain distribution in stores supplied by distributor serving the Mid-Atlantic region of the United States. Total Discounts, Allowances and Promotional payments as a percentage of gross sales increased from 27% for the three months ended September 30, 2004 to 39% for the three months ended September 30, 2005, primarily due to the increased expired product and coupons and price discounts discussed above. Discounts, Allowances and Promotional Payments are comprised of the following:

	Three Months Ended September 30,
	2004	2005	Increase (Decrease)	Percentage
Discounts for timely payment	$5,397	$3,745	$(1,652)	(31)%
Product returned after its expiration date	28,945	31,288	2,343	8%
Promotional price allowances, coupons and other incentives	53,911	59,808	5,897	11%
Slotting fees	2,613	8,611	5,998	230%
Total Discounts, Allowances and Promotional Payments	$90,866	$103,452	$12,586	14%

          Net Sales . Net sales for the three months ended September 30, 2005 were $158,347, a decrease of $86,437, or 35% lower than net sales of $244,784 for the three ended September 30, 2004. The decrease in net sales is primarily attributable to the decreased case sales and promotional pricing discussed above.

          Cost of Sales . For the three months ended September 30, 2005, cost of sales were $138,939, a decrease of $43,953, or 24% lower than cost of sales of $182,532 for the three months ended September 30, 2004. Cost of sales as a percentage of gross sales decreased from 53% for the three months ended September 30, 2005, compared to 54% for the three months ended September 30, 2004. The decrease in cost of sales was primarily the result of lower case volume in 2005 and a write off of obsolete packaging and ingredient inventory in 2004.

          Gross Profit (Loss) . Gross profit (Loss) was $(19,498) for the three months ended September 30, 2005, a decrease of $42,754 from the $62,252 gross profit for the three months ended September 30, 2004. Gross profit (loss) as a percentage of gross sales was 7% for the three months ended September 30, 2005 compared to gross profit of 17% for the three months ended September 30, 2004. The decrease in gross profit as a percentage of gross sales was primarily due to the to promotional pricing and above.

          Selling, General and Administrative Expenses . Selling, general and administrative expenses were $529,045 for the three months ended September 30, 2005, a decrease of $48,525, or 8%, from selling, general and administrative expenses of $577,570 for the three months ended September 30, 2004. Selling, general and administrative expenses exceeded net sales in both periods as we are in an early stage of our development and have not achieved sales volumes sufficient to generate net sales in excess of our selling, general and administrative expenses. The decrease in selling, general and administrative expenses was primarily attributable to decreased advertising media spending of $168,000 offset by increased administrative salaries of approximately $40,000 due to the addition of a full time chief financial officer, increased product sampling program expense of $25,000, primarily due to sampling programs at Wal-Mart, and increased shipping charges of $20,000 related to distribution to the Southeast markets from the warehouse facility in Pennsylvania.

          Loss from Operations . Loss from operations was $509,547 for the three months ended September 30, 2005 compared to $515,318 for the three months ended September 30, 2004. The $5,771 decrease in loss from operations was primarily attributable to the decreased gross profit and decreased operating expenses described above.

          Interest Expense . Interest expense was $18,042 for the three months ended September 30, 2005, an decrease of $221,307, or 92%, from interest expense of $239,349 for the three months ended September 30, 2004. The decrease in interest expense is primarily attributable to the retirement of indebtedness. On June 24, 2005, in connection with the closing of our initial public offering, we extinguished approximately $7.7 million of indebtedness through the issuance of common stock.

          Net Loss . Net loss was $521,654 for the three months ended September 30, 2005 compared to $754,667 for the three months ended September 30, 2004. The $233,013 decrease in net loss was primarily attributable to the lower interest expense discussed above.

Results of operations for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004

         Gross Sales . For the nine months ended September 30, 2005, gross sales were $911,396, a decrease of $157,168, or 15% lower than gross sales of $1,068,564 for the nine months ended September 30, 2004. The decrease in gross sales is primarily attributable to a decrease in case volume in stores New York, New Jersey, Pennsylvania, Virginia and, partially offset by increased sales at Wal-Mart Supercenters. We have not had funds to maintain advertising and sampling of our products on a consistent basis in our existing stores since mid 2002 resulting in declining sales. In June of 2005, we restructured our balance sheet through the issuance of common stock, but were only able to raise a limited amount of funds for advertising and sampling programs. We have focused these limited resources on selected growth opportunities for our refrigerated product and introduction of a powder product, until such time as we are able to fund programs across all of our markets.

         Discounts, Allowances and Promotional Payments . For the nine months ended September 30, 2005, promotional allowances and discounts were $395,130, an increase of $118,434 or 43% higher than the promotional allowances and discounts of $276,696 for the nine months ended September 30, 2004. This increase is primarily attributable to increased Promotional price allowances, coupons and other incentives of $93,013, Product returned after its expiration date of $40,986, and slotting fee’s of $8,422. Promotional price allowances, coupons and other incentives increased due to sampling programs at Publix stores in the first quarter of 2005 where $1.00 coupons were distributed in store locations, and promotional price discounts in the New York and New Jersey markets in the second quarter of 2005. We record the estimated redemptions based on our historical experience at the time the coupon is distributed in accordance with Financial Accounting Standards Board Emerging Issues Task Force, No. 01-09, Accounting for Consideration Given by a Vendor to a Customer. We also record reimbursements given to retailer for consumer price promotions in accordance with EITF 01-09. We expect to continue to use coupon distribution and price promotions as a means to promote consumer sampling and trial of our product into the foreseeable future. Slotting fees increased due to fees paid to gain distribution in approximately 400 stores supplied by distributor serving the Mid-Atlantic region of the United States. Product returned after its expiration date increased primarily due to the lower sales volume discussed above. Discounts, Allowances and Promotional payments as a percentage of gross sales increased from 26% for the nine months ended September 30, 2004 to 43% for the nine months ended September 30, 2005, primarily due to the increased coupons and price discounts discussed above. Discounts, Allowances and Promotional Payments are comprised of the following:

	Nine months ended September 30,
	2004	2005	Increase (Decrease)	Percentage
Discounts for timely payment	$20,079	$12,733	$(7,346)	(36)%
Product returned after its expiration date	107,958	116,380	8,422	8%
Promotional price allowances, coupons and other incentives	140,530	233,543	93,013	54%
Slotting fees	8,129	32,474	24,345	300%
Total Discounts, Allowances and Promotional Payments	$276,696	$395,130	$118,434	43%

          Net Sales . Net sales for the nine months ended September 30, 2005 were $516,266, a decrease of $279,602, or 35% lower than net sales of $791,868 for the nine months ended September 30, 2004. The decrease in net sales is primarily attributable to the decrease in cases sold and increased Discounts, allowances and promotional payments discussed above.

         Cost of Sales . For the nine months ended September 30, 2005, cost of sales were $516,449, a decrease of $55,504 or 10% lower than cost of sales of $571,953 for the nine months ended September 30, 2004. The decrease in cost of sales was primarily attributable to a 15% decrease in cases sold discussed above, offset by higher ingredient costs due to increased pricing for certain ingredients. Cost of sales as a percentage of gross sales was approximately 57% for the nine months ended September 30, 2005 and 54% for the nine months ended September 30, 2004.

         Gross Profit (loss) . Gross profit (loss) was $(183) for the nine months ended September 30, 2005, a decrease of $220,098, from the $219,915 gross profit for the nine months ended September 30, 2004. Gross profit (loss) as a percentage of gross sales was (0)% for the nine months ended September 30, 2005, compared to a gross profit as a percentage of gross sales of 20% for the nine months ended September 30, 2004. The decrease in gross profit as a percentage of gross sales was primarily due to the increased coupons and price incentives discussed above.

         Selling, General and Administrative Expenses . Selling, general and administrative expenses were $1,583,100 for the nine months ended September 30, 2005, an increase of $311,847 or 25%, from selling, general and administrative expenses of $1,271,253 for the nine months ended September 30, 2004. Selling, general and administrative expenses exceeded net sales in both periods as we are in an early stage of our development and have not achieved sales volumes sufficient to generate net sales in excess of our selling, general and administrative expenses. The increase in selling, general and administrative expenses was primarily attributable to increased advertising and in-store sampling expenses of $187,000 and increased administrative salaries of $47,000, primarily due to the addition of a Chief Financial Officer in 2005, increased shipping costs of $39,000 resulting from increased shipments to the Florida markets from our warehouse in Pennsylvania and insurance costs of $24,000 because of higher directors and officers liability premiums.

         Loss from Operations . Loss from operations was $1,583,283 for the nine months ended September 30, 2005 compared to $1,051,338 for the nine months ended September 30, 2004. The $531,945 increase in loss from operations was primarily attributable to the increased operating expenses described above.

         Interest Expense . Interest expense was $406,921 for the nine months ended September 30, 2005, a decrease of $96,458, or 19%, from interest expense of $503,379 for the nine months ended September 30, 2004. The decrease in interest expense is primarily attributable to a reduction in indebtedness resulting from the conversion of debt to common stock. On June 24, 2005, in connection with the closing of our initial public offering, we extinguished approximately $7.7 million of indebtedness through the issuance of common stock. Therefore we expect interest expense to decline in future periods due to lower outstanding borrowings.

Gain on Forgiveness of Accounts Payable . In 2004, Gain on forgiveness of accounts payable represents the difference between the invoiced amount and the amount in the form of a note payable for fees to a law firm incurred and expensed in 2002. In 2005, Gain on forgiveness of accounts payable represents the difference between the principal and accrued interest due on notes payable and the fair value of common stock issued to retire those obligations.

         Net Loss . Net loss was $1,836,715 for the nine months ended September 30, 2005 compared to $1,494,459 for the nine months ended September 30, 2004. The $342,256 increase in net loss from operations was primarily attributable to the lower gross profit and higher operating expenses discussed above.

Liquidity and Capital Resources

         Our operations to date have generated significant operating losses that have been funded through the issuance of common stock, preferred stock and external borrowings. We will require additional sources of outside capital to continue our operations and currently have no identifiable source.

         On June 24, 2005, we completed an initial public offering of 2,700,000 units, with each unit consisting of one share of common stock, one redeemable Class A warrant, and one Class B warrant to purchase common stock. The offering resulted in net proceeds to the Company of $1,577,000 after deducting underwriting discounts and offering expenses. We expect the net proceeds, along with product revenues and expected proceeds from the sale of State of New Jersey Tax benefits of approximately $250,000 expected to be received in December 2005, to be adequate to fund our operations through December of 2005. However, we will need additional funding to continue operations beyond that date, or to fund advertising and promotional programs to maintain and increase sales.

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

On November 3, 2005 the Company issued 50,000 shares of common stock in payment of outstanding legal fees of $105,794. The Company also issued 10,000 shares as payment for legal fees in the third quarter of 2005 and 10,000 shares as an advance payment for legal fees for the fourth quarter of 2005.

On November 3, 2005 the Company issued 250,000 shares of common stock and a warrant to purchase 250,000 shares of common stock at $1.50 and 250,000 shares of common stock at $2.00 with terms substantially the same as its class A and Class B warrants, in payment for a one year media advertising program discussed above.

On November 3, 2005 the Company issued 34,697 shares of common stock in payment of outstanding legal fees aggregating $15,614 and 50,000 shares of common stock as compensation for the Corporations secretary for the six month period ending December 31, 2005.

Additionally, we have extended the due date on $500,000 of outstanding senior secured notes payable to the earlier of the completion of an a subsequent stock sale, sale of assets, change of control or financing by the Company, or November 30, 2006.

As of September 30, 2005, we had cash on hand of $412,286 and a working capital deficit of $1,364,615. We have negotiated with certain noteholders and vendors to defer payment or accept progress payments on approximately $400,000 of accounts payable, and $436,000, of notes payable and accrued interest thereon until we are able to raise additional financing. We owe $200,000 to SMBI, an affiliate of one of our investors and the provider of the exclusive whey protein concentrate used in our product, which is due on January 15, 2006. If we do not pay this amount, we risk losing the exclusive right to the ingredient. As of October 31, 2005, we had remaining cash on hand of approximately $200,000. we expect to receive approximately $250,000 of proceeds from the sale of State of New Jersey tax benefits in the fourth quarter of 2005. We will need to raise additional financing to pay our past due obligations, fund operating losses and to support sales and marketing programs to increase sales of our products. If we are not able to identify additional sources of financing, we may not be able to continue operations beyond January 2006.

                 Net cash used in operating activities for the nine months ended September 30, 2005 was $1,817,576 compared to cash used in operating activities of $524,165 during 2004. The increase in cash used by operating activities of $1,293,411 was primarily attributable to an increased net loss of $342,256 and payments of related party accounts payable of 190,550, including $250,000 to SMBI, our exclusive provider of whey protein concentrate.

         Net cash provided by financing activities was $1,938,629 for the nine months ended September 30, 2005, compared to $502,200 for the nine months ended September 30, 2004. The increase of $1,436,429 is due to net proceeds from the initial public offering of the our common stock.

Application of Recent and Critical Accounting Policies and Pronouncements

Recent Accounting Pronouncements

In December 2004, the FASB revised FASB Statement No. 123 and issued FASB Statement No. 151, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." It applies in the Company’s first reporting period in 2006. The adoption of Statement No. 123 (revised 2004) is not expected to have a material impact on the Company's financial position, liquidity, or results of operations

Critical Accounting Estimates

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

         Off-Balance Sheet Transactions

         At September 30, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

         Since our inception in 1999, we have incurred net losses in every year, including net losses of $2,239,440 for the year ended December 31, 2003, $2,131,581 for the year ended December 31, 2004 and $1,315,061 for the nine months ended September 30, 2005. We had a working capital deficit of $857,649 at September 30, 2005 and have negative cash flows from operations. As a result of ongoing operating losses, we also had an accumulated deficit of $19,163,220 and a stockholders’ deficit of $1,432,134 at the same date. We expect to incur losses until at least 2007 and may never become profitable. We also expect that our expenses will increase substantially for the foreseeable future as we seek to expand our product line and sales and distribution network, implement internal systems and infrastructure and comply with the legal, accounting and corporate governance requirements imposed upon public companies. These ongoing financial losses may adversely affect our stock price.

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

Item 3. Controls and Procedures.

The Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer have reviewed the disclosure controls and procedures relating to the Company at September 30, 2005 and concluded that such controls and procedures were effective to provide reasonable assurance that all material information about the financial and operational activities of the Company was made known to them. There were no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of September 30, 2005, we had applied proceeds from the initial public offering as follows:

Payment to SMBI for assignment of NuVim trademark and payable	$250,000
Paymrnt of shareholder loans	35,000
Repayment of short-term loans from the representative	200,000
Operations and working capital	679,180
Available for working capital and future operations	413,286
Total	$1,092,486

Item 6. Exhibits

(a) The following exhibits are filed as part of this report:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUVIM, INC.
Date: November 14 ,2005	By:	/s/ RICHARD P. KUNDRAT
Richard P. Kundrat Chief Executive Officer and Chairman of the Board (Principle Executive Officer)

Date: November 14, 2005	By:	/s/ MICHAEL VESEY
Michael Vesey Chief Financial Officer (Principal Financial and Accounting Officer)