Form 10KSB
period 2005-12-31
NUVIM INC
filed 2006-03-31
CIK 1170652

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                              REPORT ON FORM 10-KSB


(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the year ended December 31, 2005.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____ to ____ .

                          Commission File No. 000-50508
                                              ---------

                                 NUVIM(R), INC.
                                 --------------
                 (Name of Small Business Issuer in its Charter)


             Delaware                                            13-4083851
             --------                                            ----------
 (State or Other Jurisdiction of                             (I.R.S. Employer
  Incorporation or Organization)                         Identification Number)

12 North State Route 17                                             07652
----------------------------------------                   --------------------
(Address of Principal                                           (Zip Code)
Executive Offices)

201.556.1010
------------
(Issuer's Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:  None.
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.0001 par value per share.

      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes [X] No [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10SKB or any other amendment to this Form 10SKB. [X]

      The issuer's revenues for its most recent fiscal year were $1,208,279

The aggregate market value of the voting stock held by non-affiliates of the issuer on March 17, 2006, based upon the $0.58 per last sales price of such stock as of that date, was $1,855,202, based upon 3,198,624 shares held by non-affiliates of the issuer.

The total number of issuer's shares of common stock outstanding held by affiliates and non- affiliates as of March 17, 2006 was 5,092,845.

Transitional Small Business Disclosure Format (check one): Yes[ ] No[X]

      Documents Incorporated By Reference: Items 9, 10, 11, 12 and 14 are incorporated from the Information Statement included in Schedule 14C to be filled within 30 days of the filing hereof. See also Item 13, Exhibits.

FORWARD-LOOKING STATEMENTS


Statements that are not historical facts, including statements about our prospects and strategies and our expectations about growth contained in this report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our present expectations or beliefs concerning future events. We caution that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the uncertainty as to our future profitability; the uncertainty as to whether our new business model can be implemented successfully; the accuracy of our performance projections; and our ability to obtain financing on acceptable terms to finance our operations until profitability. In evaluating these forward-looking statements, you should consider various factors, including those listed below under the heading "Factors Affecting Operating Results"". The Company's actual results may differ significantly from the results projected in the forward-looking statements. The Company assumes no obligation to update forward-looking statements.



                                     PART I

ITEM 1.  DESCRIPTION OF THE BUSINESS


                                    BUSINESS

INTRODUCTION

      We produce, market, and distribute NuVim(R) dietary supplements in beverage form. NuVim(R) contains two proprietary micronutrients known as MunePro(R) and AccuFlex(R). These two patented micronutrients have been shown in independent clinical studies to help strengthen the immune system, support muscle flexibility and enhance athletic performance when twelve ounces are consumed for six weeks. Our exclusive worldwide license (except for Asia, Australia and New Zealand) and supply agreement with Stolle Milk Biologics Inc, ("SMBI") allows us to use these proprietary micronutrients in carbonated and non-carbonated beverages (and powders for reconstitution), excluding only certain milk, yogurt and nutritional meal replacement products. This allows us to be a sole source provider in the markets in which we operate.

NuVim(R) dietary supplement beverages are formulated to meet many of the preferences of health conscious consumers. They are low in sugar, with approximately 10 grams per serving, compared to 40-50 grams for some soft drinks. NuVim(R) is non-dairy, virtually lactose-free, fortified with the anti-oxidant vitamins A, C, and E, contains 100% of the daily recommended requirement of zinc, and has all 9 essential amino acids as well as calcium

      Our first ready to drink product line was introduced in May 2000. This product line currently consists of three flavors of refrigerated dietary supplement beverages: Orange Tangerine, Fruit Symphony and Strawberry Vanilla. All are available in 64-ounce juice type cartons. Orange Tangerine and Strawberry Vanilla are also available in 16-ounce bottles. We introduced NuVim(R) ready to use powder in January 2006 The powder is available in three varieties: Chocolate, Vanilla, and Strawberry. NuVim(R) powder supplement can be mixed with the consumer's favorite beverage such as juice or milk or added to yogurt or cereal. The powder is sold in 30 serving boxes and is currently available through the NuVim(R) web store at www.NuVim.com.

      NuVim(R) beverages are currently available in 13 states and the District of Columbia. Our 64-ounce cartons were sold, as of December 31, 2005, in over 2,500 supermarkets. Chains carrying NuVim(R) include ShopRite, Publix, Pathmark, Giant, A&P, Stop & Shop, Food Emporium, Waldbaums, Mars, and SuperValue supermarkets, Acme Markets, and Wal-Mart in its supercenters in Florida, South Georgia and South Carolina. Our 16-ounce bottles accounted for less than 5% of our sales and are sold in selected retail locations, including small grocery stores, delicatessens and a limited number of chain supermarkets in the New York metropolitan area.

      In the future we plan to introduce one new flavor of the 64-ounce size beverage. Possible new flavors include chocolate, vanilla, and peach. We expect to test market the new item within the next 12 months.

INDUSTRY BACKGROUND

      NuVim(R), as a dietary supplement in beverage form, is considered part of the "functional foods" category of the nutrition industry. Functional foods are defined as foods and beverages that promise health benefits beyond their inherent nutritional value. The largest segment of the functional foods category is beverages according to Business Communications Company, Inc. ("BCC"). Functional beverages include a variety of drinks, such as sports drinks, energy drinks, enhanced fruit drinks, soy beverages, ready-to-drink tea and bottled water.

      The functional beverage market in the United States has developed beyond being a niche category of drinks meant for better health and well-being. The wide variety of functional beverages makes available options that can appeal to many types of consumers who have become taste- and ingredient-conscious as well as more sophisticated about their overall food consumption. In its 2004 report on the United States functional beverages market, Frost & Sullivan cites the following trends in the functional beverages market:

      o Physical fitness and mental well-being are the core needs driving the functional beverage industry.

      o The variety of functional beverages has grown to appeal to almost all demographics of consumers.

      o The growing ethnic population in the United States influences beverage consumption patterns with their use of novel ingredients.

      o While still a small segment of the competitive and already crowded beverage industry, functional beverages have splintered into many subcategories with their own consumer target markets.

      BCC estimates that the functional beverage segment of the industry will grow from approximately $8.7 billion in 2002 to approximately $11.5 billion in 2007, despite a decline in overall beverage industry growth rate. BCC estimates that the chilled juice market will increase from approximately $3.0 billion to approximately $4.2 billion from 2002 to 2007 and that sports drinks will increase from approximately $2.0 billion in 2002 to approximately $2.6 billion in 2007.

      According to "New Nutrition Business," a journal for healthy eating, functional foods, and nutraceuticals, in recent years there has been a trend toward increased consumption of dietary supplements, as well as foods and beverages that assist the human body in preventing and controlling certain diseases. We believe that the growing demand and awareness for functional beverages will increase consumer acceptance of dietary supplements and enlarge this category's share of the total beverage market.

      We believe growth in the functional foods market is driven by the following trends:

      o Increasing medical acceptance and recommendation of supplements, vitamins and health foods.

      o Increasing consumer desire to avoid prescription drugs and seek non-medical treatment options.

      o Growing number of consumers seeking health benefits in food and beverages.

      o Growing number of consumers seeking to avoid certain unhealthy attributes in foods and beverages.

      o Growing scientific interest in the problems of inflammation and a compromised immune system.

      Many of these trends are a result of the fact that the U.S. population over 35 years of age is growing 20% faster than the overall population. Therefore, these issues are of concern to an increasing proportion of the population.

MICRONUTRIENTS: HISTORY AND DEVELOPMENT OF MUNEPRO(R) AND ACCUFLEX(R)

      Micronutrients, which include vitamins, minerals and certain other chemical agents, are nutrients that play important roles in the production of enzymes, hormones and other substances that help to regulate growth, activity, development and functioning of the immune and other body systems. Cow's milk naturally contains many vital micronutrients, but generally in minute quantities. The body receives these nutrients only in minute quantities, which is why they are referred to as "micronutrients."

      The health benefits of our beverages are based on more than 35 years of clinical research conducted by Stolle Milk Biologics, Inc. ("SMBI"). SMBI's work was based on earlier research that demonstrated that a cow's natural process of creating antibodies to the antigens present in an immune stimulant injected into the cow was passed to the milk of that cow and could benefit humans who consumed that milk. In addition, that milk could be concentrated, and the biological factors present in liquid milk could be maintained in concentrated form and could benefit humans who consumed the milk or the concentrated milk.

      Dairy cows are routinely immunized for the purpose of protecting the cow from diseases known to affect cows, some of which may also affect humans. SMBI developed and patented proprietary cow immune stimulants that target a broad spectrum of bacterial antigens that are specific to humans. The immune stimulants are the Stolle Milk Biologics Inc. Series 100 Immune Stimulant. The stimulant consists of 26 different strains of killed bacteria. The stimulant is manufactured by independent licensed serum manufacturing companies. The immunization induces the treated cows to produce antibodies, Immunogloublin G ("IGG") and Anti-Inflammatory Factor ("AIF"). The presence and level of the micronutrients is measured through the full production process, beginning with the levels present at the first milking after inoculation, through collection of the fluid milk and the concentration process. NuVim(R) trademarked these micronutrients under the name MunePro(R) for the immune stimulant and AccuFlex(R) for the anti-inflammatory stimulant.

      The unique immune stimulant in NuVim(R) beverages, as well as the micronutrients resulting from the immunizations, is the subject of patent protection. The immunized cow's milk is then dehydrated into nonfat skim milk powder, milk protein concentrate and whey protein concentrate under strictly controlled conditions to minimize inactivation and prevent destruction of the micronutrients. This gentle, low heat process reduces the lactose and salts in the milk. The resulting products also are free of hormones, antibiotics and genetic alteration.

      The milk and whey micronutrient concentrates produced from the cows injected with SMBI's proprietary immunizations have been used in more than 20 independent but small-scale human and animal clinical studies, which generally conclude that milk and whey protein concentrates from these cows are effective in promoting the health benefits of MunePro(R) and AccuFlex(R). In 2002, C.M. Colker, M. Swain, L. Lynch and D.A. Gingerich published in "Nutrition" Magazine a study of our NuVim(R) beverage entitled, "The Effects of a Milk-Based Bioactive Micronutrient Beverage on Pain Symptoms and Activity of Adults with
Osteoarthritis: A Double Blind, Placebo-Controlled Clinical Evaluation." This clinical study involved 31 human subjects and yielded similar results to the other micronutrient studies, when subjects consumed 12 ounces of NuVim(R) daily for six weeks. There has been no follow up study, and therefore, we do not have clinical evidence that a shorter period of daily consumption might provide similar beneficial results.

OUR STRATEGY

      Our objective is to become a leading provider of good-tasting, nutritional beverages and beverage products based on the technology we license from SMBI or other technologies that become available. The elements of our business strategy include the following:

      o Increasing brand awareness of the NuVim(R) brand through television advertising, sampling and other marketing activities.

      o Expanding sales for our existing product line into additional geographic markets and increasing sales in our current markets. o Introducing new products that we have developed, including the NuVim(R) powder mix and the shelf-stable sports drink;

      o Expanding our distribution channels beyond the current concentration in supermarkets, to club warehouses, convenience stores, schools, business cafeterias, the military, drug stores, fast food outlets and other locations using the 16-ounce plastic bottle single-serving size; and using e-commerce and infomercials for selling of NuVim(R) powder mix.

      o Building the brand, growing revenues and achieving profitability in order to position NuVim(R) as a possible joint venture or merger partner, because NuVim(R)'s brand as well as its marketing strengths could contribute to the combined venture. NuVim(R) is also a possible acquisition candidate for one of the 13 multi-national food and beverage companies that might seek to add healthy product choices to their product offerings.

OUR PRODUCTS

      We have developed NuVim(R) beverages to provide consumers with good-tasting beverages that help strengthen the immune system, support muscle flexibility and promote athletic performance. All of our products contain the proprietary, patented, and exclusive micronutrients, MunePro(R) and AccuFlex(R).

      Current Products

            Ready to Drink Beverages

      This product line consists of natural, fruit-flavored, refrigerated dietary supplement beverages available in three flavors: Strawberry Vanilla, Orange Tangerine and Fruit Symphony. The 64-ounce cartons are currently is sold primarily in refrigerated juice section of major supermarkets. We also sell single-serving, 16-ounce bottles, which are available in Strawberry Vanilla and Orange Tangerine flavors. This smaller size in plastic bottles is currently marketed primarily to small grocery stores and delicatessens, plus a limited number of chain supermarkets.

      In addition to containing the proprietary micronutrients MunePro(R) and AccuFlex(R), NuVim(R) refrigerated beverages are also fortified with vitamins and minerals. An eight-ounce serving offers 100% of the minimum daily requirement of Vitamins E, C, B-12, and zinc, smaller portions of Vitamin A, calcium, and all nine essential amino acids. The beverage is readily digestible, is virtually lactose-free and contains no fat, cholesterol, or caffeine. An eight-ounce serving contains 70 calories, 10 grams of sugar and 12 grams of carbohydrates.

      The 64-ounce size of NuVim(R) is typically priced from $2.78 to over $3.99, depending on the supermarket. This is approximately a $0.10 to $0.20 premium over the everyday price of a 64-ounce carton of a nationally branded orange juice. The 16-ounce bottle is typically priced at approximately $1.29 to $1.59.

            NuVim(R) Powder

        In January 2006 we introduced NuVim(R) powdered supplements to be added to beverages, cereals or yogurt. It is, available in three flavors, Vanilla, Chocolate, Strawberry. NuVim(R) provides the same micronutrients, vitamins and minerals as our ready to drink beverages. It is sold in 30 serving boxes and is currently available on our online store for $49.95 per box, with discounts for larger quantities. The powder form allows us to market our product on a nationwide basis without the distribution costs associated with the refrigerated ready to drink line. Sales to date have not been material. We intend to distribute the product through Nuvim Powder LLC, of which we are a 76.5% owner as of February 2006 (see Distribution below). The product will be marketed through internet affiliates, retailers, and, possibly, infomercials in the future.

      New Product Development

      We intend to develop the following additional products that deliver the same clinically-demonstrated health benefits as our current products:

      o New Formulation. We are planning to introduce a new formula in the third quarter of 2006 that, among other things, eliminates the high fructose corn syrup from our product, resulting in lower calories per serving.

      o New Flavors. We plan to introduce one new flavor of our 64-ounce size beverage - chocolate, vanilla or peach - at least one of which should be available for test marketing within the next 12 months.


SALES AND MARKETING

      We target consumers seeking specific health benefits in foods or beverages, people taking vitamins or other supplements, healthy, active people and weight conscious consumers. The health profile of our consumers includes people with health concerns, people trying to boost their immune capacity and people with restrictive diets, such as diabetics or lactose-intolerant consumers.

      Approximately 80% of our current sales are to refrigerated supermarket warehouses that then deliver our product and other brands of refrigerated products to individual supermarkets. Some of these supermarket warehouses are owned by the supermarket chains that stock our product, while other, independent warehouses that we sell to have contracts with a supermarket chain to warehouse and deliver refrigerated products to their stores. For the year ended December 31, 2005, Wal-Mart, a retailer of our product in Florida and Georgia accounted for 21% of our sales, Publix, a retailer of our product primarily in Florida and Georgia accounted for 14% of our sales, C&S New Jersey warehouse that supplies the Pathmark supermarket chain accounted for 11%, and Wakefern Foods, which supplies Shop Rite Supermarkets in the New York/New Jersey area, accounted for approximately 10% of our total gross sales.

      Our 64-ounce refrigerated beverage product is primarily sold to consumers through supermarkets. We also sell the 16-ounce refrigerated beverage product to refrigerated food warehouses. Some of these warehouses sell their refrigerated products to independent smaller grocery stores or to large supermarkets that have only one or two stores. In addition, our 16-ounce beverage product is sold to distributors who only sell to foodservice outlets, such as cafeterias, schools, hospitals and convenience stores. We plan to expand the number of distributors we sell to and the categories of customers to include club stores, nutrition centers and health food outlets.

      During 2005 our primary marketing program was in-store sampling. We used sampling to build consumer brand awareness and trial and repeat purchases, particularly to support our product introduction in Wal-Mart supercenters in the state of Florida. In August of 2004 we began a test program with Wal-Mart supercenters in northern Florida. We distributed two flavors of our refrigerated product to one distribution center servicing approximately 44 supercenter stores. In August 2005 Wal-Mart increased our distribution to three flavors and a total of three distribution centers servicing approximately 127 supercenters. We believe Wal-Mart operates approximately 2000 supercenters across the United States.

      We also made use of supermarket advertising and consumer promotions, and internet advertising. During the year we also used direct mail programs through the supermarket data base to identify and deliver advertising and coupon incentives to our targeted audience.

      Dick Clark was our public spokesperson in 2005 and has appeared in past NuVim(R) television and radio commercials, point of sale materials and on our website. Because Dick Clark suffered a stroke and has not completely recovered we used him in a limited way in 2005 and do not anticipate that we will be using him in advertising, or promotion in 2006.

      In December 2005 we began a print media campaign through News USA. The program creates and distributes a series of news articles addressing a wide range of consumer health concerns for which NuVim(R) is beneficial. Topics include staying heart healthy, ways to combat fatigue, why the immune system is key to good health, and the right way to maintain sound nutrition when dieting. This campaign is designed to build brand awareness and educate the consumer about NuVim(R)'s benefits in an informational and credible format. In the first quarter of 2006 we will be using a television 5 minute infomercial to communicate the benefits of NuVim(R) in all three forms; the 64 ounce size for at home family consumption, the 16 ounce size for drinking away from home with breakfast or lunch or between meals as a healthy beverage, and the powder product.

DISTRIBUTION

      We first introduced NuVim(R) refrigerated beverages in the New York, New Jersey and Connecticut metropolitan area during the second quarter of 2000. We then expanded the distribution of our products into the Philadelphia, Baltimore, Washington, D.C., Harrisburg, Scranton, Wilkes-Barre and the State of Delaware marketing areas during the first quarter of 2001. In 2002 we further expanded into Virginia, Pittsburgh, Cleveland and upstate New York. In September 2004, began selling to Publix Super Markets, located in Florida. As of December 31, 2005, our refrigerated beverages are available in approximately 2,500 supermarkets in all or part of 13 states (New York, New Jersey, Connecticut, Maryland, Pennsylvania, Delaware, Virginia, Ohio, Florida, Alabama, Georgia, and South Carolina) and the District of Columbia. These accounts are serviced by a network of eight food brokers.

      In August 2004 we began selling NuVim(R) in the 64 ounce size to one Wal-Mart distribution center that services approximately 43 Wal-Mart supercenters. Wal-Mart supercenters include the full compliment of grocery products along with Wal-Mart's typical soft and hard goods. In August 2005 and again in September 2005 we expanded to a second and third Wal-Mart distribution centers serving, in all, approximately 127 supercenters. The expansion also included adding NuVim(R)'s third flavor to all 127 supercenters.

      In August 2004, as a condition to a $1,000,000 loan agreement, we established NuVim(R) Powder LLC, to act as distributor of our powder product line. We owned 51% of NuVim(R) Powder LLC; 24% was owned by the owner of our advertising production company, and Dick Clark, our spokesperson, and Stanley H. Moger, one of our directors each owned 12.5%. Messrs. Moger and Clark had each loaned $500,000 to the Company. Each member of the LLC had planned to contribute services, with varying values, to the LLC to market the NuVim(R) powder product, primarily through infomercials. However, an operating agreement for the venture was never finished and executed. In February 2006 we agreed to purchase the ownership share of the production company's 24% interest in exchange for a warrant to purchase 50,000 shares of common stock at $1.00 for ten years.

      We initially plan to sell NuVim(R) powder in our online store at www.NuVim.com and through affiliate web-sites. We plan to test a powder infomercial to build consumer awareness, trials, and purchases from a toll free number.

SUPPLY, MANUFACTURING AND ORDER PROCESSING

      SMBI whey protein concentrate ("WPC") containing MunePro(R) and AccuFlex(R), which is the unique ingredient in our products, is extracted from the milk of approximately 30,000 pasture-fed cows in New Zealand, which is well known for maintaining high standards for dairy production and quality. We obtain our requirements of WPC under a supply agreement with SMBI (the "Supply Agreement"). Our license agreement with SMBI (the "License Agreement"), gives us the worldwide (except for Asia, Australia and New Zealand) exclusive right to incorporate SMBI's WPC into our dietary supplement beverages. See "Related Party Transactions" for information concerning these agreements.

      Our products are currently manufactured solely at Clover Farms Dairy in Reading, Pennsylvania, using WPC supplied by SMBI, plus milk protein concentrate and a blend of customized flavors, as well as other ingredients purchased from major domestic and international companies. Clover Farms purchases and maintains inventories of select ingredients, which bulk purchases result in more favorable prices and service. We purchase all the other ingredients. Our refrigerated nutritional beverage is then packaged in 64-ounce juice cartons and 16-ounce plastic single-serving bottles. NuVim(R) beverages have an 83-day shelf-life from the date of production. This compares favorably with fresh juice not made from concentrate and pasteurized milk. We are planning to introduce a new formula in the third quarter of 2006 that, among other things, eliminates the high fructose corn syrup from our product, resulting in lower calories per serving. We expect to be able to produce the new product at a slightly lower cost than the current product.

      NuVim(R) beverages are produced under a strict quality assurance program. The product formulation and process steps for the production of NuVim(R) products are documented in the NuVim(R), Inc. Quality Manual. This manual contains production formula and process instructions, as well as quality assurance testing required on a daily, batch basis, including, without limitation, daily microbiological testing. The HACCP (Hazard Analysis Critical Control Point), which is in place at Clover Farms Dairy and is a requirement for all dairy operations in the United States, will be implemented at any new production site.

      We expect to contract with other co-packer dairies in the future as the geographic scope of our distribution expands. We believe there are numerous qualified dairies throughout the United States that have sufficient capacity to meet our needs. This strategy allows us to operate without investing in plant and production equipment thereby keeping our fixed capital cost for manufacturing as well as warehousing and freight at virtually zero.

      Our beverages are currently warehoused exclusively at Orefield Cold Storage in Orefield, Pennsylvania and transported to our customers by common carrier.

      We use eight food broker organizations to obtain product orders from our major supermarket accounts which they send to us for fulfillment. These broker organizations also provide retail coverage in the supermarkets to insure that our products are stocked properly, priced correctly and rotated as needed. Each broker organization is paid on a commission basis for cases sold in their territory.

      Upon receiving an order, our products are shipped directly from the Orfield warehouse to customer warehouses, enabling "just in time" inventory levels for our finished products. Customers typically receive the product with a minimum of 50 days of shelf life. We control inventory management, production and invoicing.

PATENTS AND TRADEMARKS

      SMBI has over 100 U.S. and foreign patents and patent applications that apply directly to NuVim(R) products, which expire at various times between February 2005 and April 2017. In addition, in November 2003, NuVim(R) was awarded a manufacturing process patent for milk protein concentrate beverages, which expires in March 2021.

      We own the NuVim(R), MunePro(R), AccuFlex(R), MuneFlex(R), and Fruit Symphony(R) trademarks.

      SMBI retains responsibility for patent maintenance and filing applications for new technology and for infringement actions for the intellectual property licensed from SMBI. We are responsible for maintenance of our trademarks and for protecting those trademarks against infringement.

COMPETITION

      In a broad sense, all beverages are competitive with all other beverages including our dietary supplement beverages. When consumers buy NuVim(R), they most likely are not purchasing some alternative beverage choice, which could be any beverage, from bottled water to carbonated soda to milk or juice. Competition in the nutritional beverages market, in particular, which includes all of our existing and currently planned products, is intense, always growing and evolving. The industry trend has moved from small start-up companies to industry participants that are large beverage companies or food conglomerates. These companies often have better cost control, product promotion, and distribution networks than we are able to generate.

      Competition is based primarily on product benefits, price, quality, customer satisfaction and marketing support. Our competition includes national, regional and local producers and distributors. Most of our competitors have significantly greater financial, managerial and technical resources than we do, which may put us at a competitive disadvantage. For instance, channels of distribution for our products often require the expenditure of significant and ongoing capital, which may put us at a disadvantage to better capitalized competition.

      We believe that our current products are best positioned as a nutritional beverage and placed in supermarkets or other retail outlets in the refrigerated juice section. Competition is particularly intense among products in these nutritional beverage market segments. We believe our direct beverage competition in this market segment includes national, regional and local beverage manufacturers. We compete within the refrigerated fruit drink category, which includes national and regional brands such as Tropicana (owned by PepsiCo, Inc.), Minute Maid (owned by The Coca-Cola Company) and Florida's Natural (a division of Citrus World, Inc.). In addition, a number of major supermarkets and other retail outlets market their own brand of fresh juices that compete with our products. Significant competitive pressure from these or other companies could negatively impact our sales and results of operations.

      We have not yet begun producing, marketing and distributing our shelf-stable sports drink. When we enter that market, we will be principally competing with two widely known brands, Gatorade (owned by PepsiCo, Inc.) and Powerade (owned by The Coca-Cola Company). We believe we will be able to compete effectively through independent distributions with these products on the basis of our major points of differentiation: NuVim(R) helps build the immune system (our first line of disease defense), muscle flexibility, and athletic performance. However, our competition has significantly greater name recognition, financial, managerial, and technical resources than we do, which may put us at a competitive disadvantage. Our intent is to try to capture a small share of this very large and growing segment of the beverage industry.

      NuVim(R) dietary supplement beverages are the only beverages sold in the United States containing the proprietary micronutrients MunePro(R) and AccuFlex(R). Other companies sell milk and whey protein concentrate or products containing milk or whey protein concentrate, but they do not include the antibodies in the NuVim(R) products. Therefore, we believe our products provide health benefits to consumers that are not available in other products that contain milk-derived antibodies. We believe that NuVim(R) is the only beverage product on the market derived from milk that has the anti-inflammatory as well as the enhanced immunity factor.

      Although we have an exclusive licensing agreement with SMBI and are aware of no other beverage brands that are positioned as dietary supplements with claims promoting healthy joints and immune enhancement, it is possible that another larger, established company might enter the dietary supplement market and offer a product similar to ours with comparable benefits. Such a potential competitor may have a longer operating history and substantially greater financial, technical support and other assets and resources and may be able to respond more quickly to new or changing business situations. If such a company were to enter the segment of the beverage market we currently occupy, this could have a material adverse effect on our business and prospects.

GOVERNMENT REGULATION

      The FDA has primary regulatory authority over dietary supplements. In 1976, the FDA's ability to regulate the composition of dietary supplements was restricted in several material respects by the Proxmire Amendment to the Federal Food, Drug and Cosmetic Act. Under this Amendment, the FDA is precluded from establishing maximum limits on the potency of vitamins, minerals and other dietary supplements, from limiting the combination or number of any vitamins, minerals or other food ingredients in dietary supplements and from classifying a vitamin, mineral or combination of vitamins and minerals, or dietary supplements as drugs solely because of their potency. However, the Proxmire Amendment did not affect the FDA's authority to determine that a vitamin, mineral or other dietary supplement is a new drug on the basis of disease claims made in the product's labeling. This determination would require deletion of the disease claims or submission and FDA approval of a new drug application, which entails costly and time-consuming clinical studies over successive phases.

      In October 1994, the Dietary Supplement Health and Education Act
("DSHEA") was enacted, which introduced a new statutory framework governing the composition and labeling of dietary supplements. Under this law, dietary supplements are permitted to make "statements of nutritional support" without FDA pre-approval. These statements may describe how particular dietary ingredients affect the structure, function or general well-being of the body, or the mechanism of action by which a dietary ingredient may affect body structure, function or well-being, but may not state that a dietary supplement will diagnose, mitigate, treat, cure, or prevent a disease. Nor can a claim be made that would be interpreted as a health claim. A company making a statement of nutritional support must possess adequate substantiating scientific evidence for the statement, disclose on the label that the FDA has not reviewed the statement and that the product is not intended to mitigate, treat, cure, or prevent disease, and notify the FDA of the statement within 30 days after its initial use. Although the FDA has been notified of the statements of nutritional support made for our products, there can be no assurance that, at some time in the future, the FDA will not determine that a given statement of nutritional support which we make is a disease claim rather than an acceptable nutritional support statement relating to body function or structure. This determination would require deletion of the disease claim or, if it is to be used at all, our submission and the approval by the FDA of a new drug application (which would entail costly and time-consuming clinical studies) or revision to a health claim, which would, as noted above, require demonstration of significant scientific agreement and prior FDA approval. An expert panel determined that the Stolle milk whey concentrate is consider Generally Recognized As Safe and therefore the whey received a Certificate of Generally Recognized As Safe Approval.

      We believe that we currently meet the requirements of DSHEA. Our structure/function claims are that the product helps build a strong total immune system, supports muscle flexibility, and promotes sturdy joints. We believe that we are currently compliant with all material laws and that we maintain all material permits and licenses relating to our operation based on the current food labeling requirements under DSHEA.

                                    EMPLOYEES

      As of December 31, 2005, we had eight employees. Three are full-time employees and are our executive officers, and five are part-time employees, one is in credit collection management, one is in consumer affairs and one is in administration and quality assurance, one in accounts payable, and one is our Vice President of Operations. Our corporate secretary and general council is a part-time consultant. We also employ a part time consultant to assist in operations.
                       FACTORS AFFECTING OPERATING RESULTS

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

WE WILL NEED TO RAISE ADDITIONAL CAPITAL.

      We are currently operating at a loss and expect our expenses to continue to increase as we expand our product line as well as our geographic presence throughout the United States. To date, we have relied primarily on financing transactions to fund operations. We raised net proceeds of approximately $1,602,000 from our initial public offering, which, together with revenues from product sales, and proceeds from the sale of State of New Jersey Tax benefits, were sufficient to fund our operations through March 2006. We will need another infusion of capital to continue to fund our operations in 2006. However, we do not have any currently identified sources of additional capital. New sources of capital may not be available to us when we need it or may be available only on terms we would find unacceptable. If such capital is not available on satisfactory terms, or is not available at all, we will be unable to continue to fully develop our business, and our operations and financial condition will be materially and adversely affected. Such a lack of additional funding could force us to cease operations altogether. Debt financing, if obtained, could increase our expenses and would be required to be repaid regardless of operating results. In addition, if we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the rights of our ordinary shares and our shareholders may experience additional dilution. Any such developments can adversely affect your investment in our company, harm our financial and operating results, and cause our share price to decline. We could face unforeseen costs such as an increase in transportation costs resulting from the recent significant increases in the cost of fuel; or our revenues could fall short of our projections because retail outlets discontinue ordering our products or for reasons unrelated to our products, such as a revenue decline due to changes in consumer habits and preferences or we may achieve lower margins than planned on our products due to cost increases or competitive pricing pressure.

OUR AUDITORS HAVE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

      In their report in connection with our 2005 financial statements, our auditors included an explanatory paragraph stating that, because we have incurred net losses and have a net capital deficiency for the years ended December 31, 2004 and 2005, and, as of May 31, 2005, we have approximately 1,020,000, in notes payable due upon our next financing, there is substantial doubt about our ability to continue as a going concern. Our continued existence will depend in large part upon our ability to successfully secure additional financing to fund future operations. Our initial public offering was not sufficient to completely alleviate these concerns. If we are not able to achieve positive cash flow from operations or to secure additional financing as needed, we will continue to experience the risk that we will not be able to continue as a going concern.


WE HAVE APPROXIMATELY $1.4 MILLION OF INDEBTEDNESS THAT IS PAYABLE OUT OF PROCEEDS OF ADDITIONAL FINANCING THAT WE SECURE.

      We have not had sufficient capital to operate our business for approximately three years, and as a result, we have negotiated extended payment terms on approximately $1,020,000 of notes payable, and $400,000 of accounts payable which are due and payable upon receipt of additional financing. These outstanding obligations may make it difficult to raise additional financing.

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

WE HAVE A HISTORY OF LOSSES AND WE EXPECT TO CONTINUE TO OPERATE AT A LOSS FOR THE FORESEEABLE FUTURE.

      Since our inception in 1999, we have incurred net losses in every year, including net losses of $2,131,581 and $2,396,902 for the year ended December 31, 2004 and December 31, 2005. We had a working capital deficit of $2,090,924 at December 31, 2005 and have negative cash flows from operations. As a result of ongoing operating losses, we also had an accumulated deficit of $20,245,061 and a stockholders' deficit of $2,077,405 at the same date. We expect to incur losses until at least 2007 and may never become profitable. We also expect that our expenses will increase substantially for the foreseeable future as we seek to expand our product line and sales and distribution network, implement internal systems and infrastructure and comply with the legal, accounting and corporate governance requirements imposed upon public companies. These ongoing financial losses may adversely affect our stock price.

OUR SUCCESS SUBSTANTIALLY DEPENDS ON MAINTAINING OUR RELATIONSHIPS WITH SMBI.

      SMBI is the holder of certain patents and trademarks that cover the micronutrients that we use in our products and is our only supplier of those micronutrients. We have a license agreement and a supply agreement with SMBI, both of which are critical to our business and expire in 2014. Under the SMBI license agreement, we have the right to use SMBI's intellectual property for the production and distribution of carbonated and noncarbonated beverages incorporating the micronutrients that provide the health benefits of our products. SMBI also supplies the key ingredient in our products under the terms of the supply agreement. These agreements contain cross-termination provisions, and therefore, we risk losing both our rights to the licensed use of the micronutrients and other SMBI intellectual property needed for our business, as well as our sole source of supply, if either agreement is terminated in accordance with its terms. Furthermore, any exclusive rights we enjoy under the license and supply agreements may be jeopardized if we fail to satisfy certain minimum purchase requirements. In addition, SMBI and its affiliate, Spencer Trask Specialty Group, LLC ("Spencer Trask"), are founders and significant stockholders of our company and, as such, SMBI has provided us with favorable terms under the supply contract. However, due to our relationship with Spencer Trask, there is a potential for conflicts of interest between SMBI and us. If we are unable to obtain the whey protein concentrate from SMBI for any reason, our manufacturing and distribution processes could be severely disrupted, and our operations could be adversely affected. We are aware of only one other source that might be able to provide an immune enhancement whey protein but it does not contain LactoActin and LactoMune, which are proprietary to SMBI, and we are not certain of its effectiveness. Moreover, it is our understanding that this ingredient would not provide the muscle flexibility health benefit that we achieve by using the SMBI whey protein concentrate. In addition, even if we are able to find acceptable alternative sources of supply, the new terms would likely be less favorable than those that we receive from SMBI. Accordingly, it is critical that we continue to meet all of our material obligations under both the license agreement and the supply agreement. In the past, we have not always been able to do so because of a lack of financial resources.

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

GOVERNMENT REGULATION MAY ADVERSELY AFFECT OUR BUSINESS.

      Our business is subject to government regulation, principally the United States Food and Drug Administration (the "FDA"), which regulates the processing, formulation, packaging, labeling and advertising of dietary products, and to a lesser extent, state governments, where state attorneys general have authority to enforce their state consumer protection acts. Specifically, we are subject to the Dietary Supplement and Health Education Act ("DSHEA"). Under DSHEA, dietary supplements are permitted to make "statements of nutritional support" with notice to the FDA, but without FDA pre-approval. The FDA does not allow claims that a dietary product may mitigate, treat, cure or prevent disease. There can be no assurance that at some future time the FDA will not determine that the statement of nutritional support we make on our packaging is a prohibited claim rather than an acceptable nutritional support statement. Such a determination by the FDA would require deletion of the treatment, cure or prevention of disease claim, or, if it is to be used at all, submission by our company and the approval by the FDA of a new drug application, which would entail costly and time-consuming clinical studies, or revision to a health claim, which would require demonstration of substantiated scientific evidence to support such claim and would also consume considerable management time and financial resources.

      Our advertising of dietary supplement products is also subject to regulation by the Federal Trade Commission (the "FTC") under the Federal Trade Commission Act, which prohibits unfair or deceptive trade practices, including false or misleading advertising. The FTC in recent years has brought a number of actions challenging claims made by companies that suggest that their products are dietary supplements. No assurance can be given that actions will not be brought against us by the FTC or any other party challenging the validity of our product advertising claims.

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


ITEM 2 - DESCRIPTION OF PROPERTY

      We currently lease approximately 2,200 square feet of office space in Paramus, New Jersey under a two-year lease that expires on December 31, 2006. The lease space is used as our executive offices, which we use for marketing and administrative needs. Since we use off-site co-packing and warehousing arrangements for the manufacture and distribution of our products, we do not require extensive facilities. We believe that our current leased property is adequate for our needs, but that additional or alternative space will be available at commercially reasonable rates if our requirements change.

ITEM 3. - LEGAL PROCEEDINGS


There currently are no material claims or lawsuits against us.


ITEM 4. - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS


None in the fourth quarter 2005

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common stock market price

Of the 5,034,995 shares of common stock outstanding as of December 31, 2005, all but approximately 1,700,000 shares can be traded on the over- the-counter trading on the OTC Electronic Bulletin Board, which trading commenced July 24, 2005. Of this amount, 1,894,221 shares are held by affiliates. Additionally, Class A warrants to purchase 2,700,000 shares of common stock and Class B Warrants to purchase 2,700,000 shares of common stock can be traded on the over-the-counter trading on the OTC Electronic Bulletin Board, which trading commenced July 24, 2005.The following quarterly quotations for common stock transactions on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. The company completed an initial public offering of its common stock on June 24, 2005. The shares initially traded only as part of a unit, under the symbol NUVMU, with each unit consisting of one share of common stock, one "Class A" warrant to purchase common stock, and one "Class B" warrant to purchase common stock. Each unit was sold by the Company at a price of $1.00 per share as described in a prospectus dated June 21, 2005. The shares of common stock, Class A warrants, and Class B warrants began trading separately as NUVM, NUVMW, and NUVMZ, respectively, on July 21, 2006.


COMMON STOCK:

       ------------------     ----------------     ---------------------
                                  High Bid               Low Bid
       ------------------     ----------------     ---------------------
       2005
           First Quarter      N/A                  N/A
           Second Quarter     N/A                  N/A
           Third Quarter      $ 1.00               $ 0.48
           Fourth Quarter     $ 0.68               $ 0.33
       ------------------     ----------------     ---------------------

CLASS A WARRANTS:

       ------------------     ----------------     ---------------------
                                  High Bid               Low Bid
       ------------------     ----------------     ---------------------
       2005
           First Quarter      N/A                  N/A
           Second Quarter     N/A                  N/A
           Third Quarter      $ 0.21               $ 0.06
           Fourth Quarter     $ 0.15               $ 0.08
       ------------------     ----------------     ---------------------

CLASS B WARRANTS:

       ------------------     ----------------     ---------------------
                                  High Bid              Low Bid
       ------------------     ----------------     ---------------------
       2005
           First Quarter      N/A                  N/A
           Second Quarter     N/A                  N/A
           Third Quarter      $ 0.25               $ 0.05
           Fourth Quarter     $ 0.15               $ 0.06
       ------------------     ----------------     ---------------------

At December 31, 2005, the Company had 139 shareholders of record, and an unknown number of additional holders whose stock is held in "street name".


      Dividends

      The Company has never paid cash dividends on its Common Stock. The Company presently intends to retain future earnings to finance the expansion of its business and does not anticipate that any cash dividends will be paid in the foreseeable future. The future dividend policy will depend on the Company's earnings, capital requirements, expansion plans, financial condition and other relevant factors.

      Securities Authorized for Issuance

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2005 with respect to our shares of Common Stock that may be issued under our equity compensation plans:


Plan Category                                               Number of
                                                           shares to be           Weighted
                                                            issued upon       average exercise        Number of
                                                            exercise of           price of           securities
                                                            outstanding         outstanding           remaining
                                                         options, warrants    options warrants      available for
                                                            and rights           and rights        future issuance
-------------------------------------------------------- -----------------    -----------------   -----------------
Equity Compensation plans approved by security holders           1,643,316                $1.01              91,957
-------------------------------------------------------- -----------------    -----------------   -----------------
Equity compensation plans not approved by security
holders                                                          1,500,000                  N/A           1,500,000
-------------------------------------------------------- -----------------    -----------------   -----------------
Total                                                            3,143,316                  N/A           1,591,957
-------------------------------------------------------- -----------------    -----------------   -----------------


RECENT SALES OF UNREGISTERED SECURITIES

      Fourth Quarter 2005 Stock Sales

On November 3, 2005, NuVim(R), Inc. (the "Company") issued the following unregistered securities:

1. The Company issued 250,000 shares of its Common Stock, 250,000 five-year redeemable warrants exercisable at $1.50 and 250,000 five-year warrants exercisable at $2.00 to 3 accredited investors for payment of $250,000 news media program. The program will provide $3,000,000 worth of nationally syndicated newspaper and radio features at standard rates, at a discounted amount of $250,000 over a twelve month period. The redeemable warrants may be called by the Company at any time after its Common Stock closes at a price of $2.00 or more for five consecutive trading days. Upon 30 days' notice, the warrants will be redeemed, if not exercised, by the payment of $0.25 per warrant. The Company has agreed to automatically include 25% (62,500) of the shares, and all the shares underlying the warrants issued in the next registration of securities it files, subject to underwriters cut back provisions. The investors were purchasing those shares and any shares issued upon exercise of the warrants for their own investment and agreed to restrictions on resale placed with the Company's transfer agent and the printing of a legend on their instruments. Because of these factors, this issuance is exempt from registration under the Securities Act as not involving a public distribution under sections 4(2) and 4(6) of the Act. The Investors and securities issued are listed Below:

             Global Media Fund       150,000 shares
             Global Media Fund       warrant to purchase 250,000 shares at $1.50

             Global Media Fund       warrant to purchase 250,000 shares at $2.00
             Richard D. Smith        50,000 shares
             Don L. Rose             50,000 shares


2. The Company issued 50,000 shares of its Common Stock to the law firm Wickersham and Murphy, P.C. in payment of past due accounts payable of $105,793.50. The Company also issued 10,000 shares of common stock for payment for legal services provided in the third quarter of 2005 and an additional 10,000 shares as a prepayment for legal services to be provided in the fourth quarter of 2005. The investors were purchasing those shares for their own investment and agreed to restrictions on resale placed with the Company's transfer agent and the printing of a legend on their certificates. Because of these factors, this issuance is exempt from registration under the Securities Act as not involving a public distribution under sections 4(2) and 4(6) of the Act.

3. The Company issued of 34,697 shares of its Common Stock to a law firm in payment of past due accounts payable of $15,613.57 to the law firm Morse Zelnick Rose and Lander LLP The investors were purchasing those shares for their own investment and agreed to restrictions on resale placed with the Company's transfer agent and the printing of a legend on their certificates. Because of these factors, this issuance is exempt from registration under the Securities Act as not involving a public distribution under sections 4(2) and 4(6) of the Act.

4. The Company issued of 50,000 shares of its Common Stock to the law firm Maizes and Maizes LLP for Michael Maizes duties as the Corporation's Secretary for the period beginning July 1, 2005 and ending December 31, 2005. The investor was purchasing those shares for their own investment and agreed to restrictions on resale placed with the Company's transfer agent and the printing of a legend on its certificate. Because of these factors, this issuance is exempt from registration under the Securities Act as not involving a public distribution under sections 4(2) and 4(6) of the Act.


On December 23, 2005, NuVim(R), Inc. (the "Company") issued the following unregistered securities:

1. The Company issued Secured Convertible Promissory notes in the aggregate principal amount of $67,600. The notes bear interest at the rate of 12% per annum and are due and payable six months from the issue date. The first six months of interest was deducted from the proceeds to the Company as prepaid interest. The notes are redeemable by the Company prior to the maturity date at 110% of the principal amount, plus accrued interest. If the notes are not repaid on their maturity date they become convertible into shares of common stock at a price per share equal to 90% of the average closing bid price of the Company's common stock for the five trading days preceding the issue date, and the interest increases to 18% per annum. The Company has granted piggy-back registration rights for the shares of common stock underlying the notes. The investors represented themselves in writing to be accredited investors who were purchasing the securities and any shares of common stock issued thereunder, for their own investment and agreed to restrictions on resale placed with the Company's transfer agent and the printing of a legend on his certificate. Because of these factors, this issuance is exempt from registration under the Securities Act as not involving a public distribution under sections 4(2) and 4(6) of the Act. The securities were issued to the following
      Investors:


                     Marshall Sterman         $10,000

                     Robert Wessel            $25,000

                     William Flynn            $12,000

                     Joseph Flannery          $10,000

                     Doug Arnold              $10,600

2. In connection with the note sale, the Company issued warrants to purchase 67,600 shares of common stock at a purchase price of $.40 per share in connection with the notes. The warrants are exercisable for three years from the issue date. If the notes are not paid by their maturity date the Company has agreed to issue an additional 33,800 warrants to purchase common stock for three years at an exercise price of $.375 and to adjust the exercise price of the 67,600 warrants issued upon closing to $37.5. The Company has granted piggy-back registration rights for the shares of common stock underlying the warrants. The investors represented themselves in writing to be accredited investors who were purchasing the securities and any shares of common stock issued thereunder for their own investment and agreed to restrictions on resale placed with the Company's transfer agent and the printing of a legend on his certificate. Because of these factors, this issuance is exempt from registration under the Securities Act as not involving a public distribution under sections 4(2) and 4(6) of the Act. The securities were issued to the following Investors:


                 Marshall Sterman       10,000

                 Robert Wessel          25,000

                 William Flynn          12,000

                 Joseph Flannery        10,000

                 Doug Arnold            10,600

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      We produce, market and distribute NuVim(R) dietary supplement beverages. These micronutrients have been clinically proven to enhance the immune system, muscle flexibility and athletic performance. We focus on developing brand awareness and trial and repeat purchases through advertising, product sampling, coupon distribution, and promotional price discounts. These marketing expenditures help to enhance distribution and availability of our products as well as increase consumer awareness and preference for our brands. We believe that these marketing and promotional activities are critical to the growth of our business and expect to continue these programs in the future.

      We have distributed our refrigerated beverages since the year 2000 in approximately 2,500 Supermarkets in the Eastern United States. However, we eliminated most advertising and marketing support for our product in the second half of 2002 due to a lack of funding. We recapitalized our company in June 2005 through the conversion of approximately $7.7 million of debt into common stock and an initial public offering of our common stock. Since that time we have concentrated our limited financial resources on developing and supporting distribution opportunities that we believe will provide the greatest sales expansion potential. We increased our distribution through Wal-Mart Supercenters from two flavors in approximately 44 stores to three flavors in approximately 127 stores. We also developed a powder version of our product to be sold through direct distribution such as the internet and infomercials, as well as retail outlets. Sales of the product to date have not been material. We expect Nuvim Powder LLC, of which we own 75.5% of, to begin marketing the NuVim(R) powder through an internet affiliate marketing program in the second quarter of 2006.

      We launched an equity funded print and radio news media campaign to educate consumers about the benefits of NuVim(R) and create market awareness for our product. In November, 2005 we issued common stock and warrants as payment for a contract to provide $3,000,000 worth of nationally syndicated print and radio features at standard rates, at a discounted amount. The media program will began in January 2006 and continue for approximately twelve months.

      Case shipments of our refrigerated product declined by 11,413 or 15% in 2005 when compared to the prior year. Increased case shipments to Wal-Mart Supercenters of approximately 10,808 cases were offset by decreased shipments in the New York/New Jersey markets. During 2005 we have had limited funding to support product sampling and advertising programs, which we believe are critical to maintain and increase sales of our products. Therefore, we have focused our spending on product sampling in accounts that we believe will offer the greatest potential for sales growth and expansion opportunities until we are able to raise funding for additional marketing programs.

      In August of 2004 we began a test program with Wal-Mart supercenters in northern Florida. We distributed two flavors of our refrigerated product to one distribution center servicing approximately 44 supercenters. In August 2005 Wal-Mart increased our distribution to three flavors and a total of three distribution centers servicing approximately 127 supercenters. This resulted in sales of approximately 6,100 cases in the fourth quarter of 2005. We believe Wal-Mart operates approximately 2000 supercenters across the United States.

      The table set forth below discloses selected data regarding sales for the years ended December 31, 2005 and 2004. The data is not necessarily indicative of continuing trends.

      Sales of beverages are expressed in unit case volume. A "unit case" means a unit of measurement equal to 512 U.S. fluid ounces of finished beverage (eight 64-ounce containers). Unit case volume means the number of unit cases (or unit case equivalents) of beverages directly or indirectly sold by us. Gross cases sold to the customer represents the number of cases shipped to the customer prior to any returned cases containing product that has not been sold by its expiration date.

                           Unit Case Volume/Case Sales

                        Year Ended December31,        Increase
                         2004            2005        (Decrease)    Percentage
                      ----------------------------------------------------------
Gross Cases Sold          77,395         65,982        (11,413)       (15%)
Gross Sales           $1,411,355     $1,208,279     $  203,076        (15%)
Net Sales             $  958,785     $  721,381     $  237,404        (25%)

      Gross sales are the amount invoiced to customers, while net sales deduct from gross sales any payment or discount terms, promotional allowances, slotting fees, warehouse damage and returned goods. In some accounts we pay slotting fees when our products are initially introduced to a new account and run price feature promotions to encourage trials of our product. As brand loyalty grows in a market, we anticipate that we will be able to run fewer price promotions for our refrigerated product. We believe these initiatives will provide better opportunity for long term growth and increase sales in our existing markets by creating market awareness for our product.

Results of operations for the year ended December 31, 2005 compared to the year ended December 31, 2004

      Gross Sales. For the year ended December 31, 2005, gross sales were $1,208,279, a decrease of $203,076, or 17% lower than gross sales of $1,411,355 for the year ended December 31, 2004. The decrease in gross sales is primarily attributable to a decrease in case volume in stores New York, New Jersey, Pennsylvania, Virginia and the Publix Supermarket chain, partially offset by increased sales at Wal-Mart Supercenters. We have not had funds to maintain advertising and sampling of our products on a consistent basis in our existing stores since mid 2002 resulting in declining sales. In June 2005, we restructured our balance sheet through the issuance of common stock, but were only able to raise a limited amount of funds for advertising and sampling programs. We have focused these limited resources on selected growth opportunities for our refrigerated product and introduction of a powder product, until such time as we are able to fund programs across all of our markets.

      Discounts, Allowances and Promotional Payments. For the year ended December 31, 2005, promotional allowances and discounts were $486,898, an increase of $34,328 or 8% higher than the promotional allowances and discounts of $452,570 for the year ended December 31, 2004. This increase is primarily attributable to increased promotional price allowances, coupons and other incentives of $38,133, and slotting fees of $24,343. Promotional price allowances, coupons and other incentives increased due to sampling programs at Publix stores in the first quarter of 2005 where $1.00 coupons were distributed in store locations, and promotional price discounts in the New York and New Jersey markets. We record the estimated redemptions based on our historical experience at the time the coupon is distributed. We also record reimbursements given to retailer for consumer price promotions. We expect to continue to use coupon distribution and price promotions as a means to promote consumer sampling and trial of our product into the foreseeable uture. Slotting fees increased due to fees paid to gain distribution in approximately 400 stores supplied by a distributor serving the Mid-Atlantic region of the United States. Discounts, allowances and promotional payments as a percentage of gross sales increased from 32% for the year ended December 31, 2004 to 40% for the year ended December 31, 2005, primarily due to the increased coupons and price discounts discussed above. Discounts, allowances and promotional payments are comprised of the following:


                                            Year Ended December 31,     Increase
                                                2004       2005        (Decrease)  Percentage
                                              --------   --------       --------   ----------
Discounts for timely payment                  $ 25,595   $ 15,908       $ (9,687)        (38)%
Product returned after its expiration date     161,313    142,852        (18,461)         11%
Promotional price allowances, coupons and      257,532    295,665         38,133          15%
other incentives
Slotting fees                                    8,130     32,473         24,343         300%
                                              --------   --------       --------    --------
Total Discounts, Allowances and Promotional   $452,570   $486,898       $ 34,328           8%
Payments
                                              ========   ========       ========    ========

      Net Sales. Net sales for the year ended December 31, 2005 were $721,381, a decrease of $237,404, or 25% lower than net sales of $958,785 for the year ended December 31, 2004. The decrease in net sales is primarily attributable to the decrease in cases sold and the increased discounts, allowances and promotional payments discussed above.

      Cost of Sales. For the year ended December 31, 2005, cost of sales were $687,167, a decrease of $50,475 or 7% lower than cost of sales of $737,642 for the year ended December 31, 2004. The decrease in cost of sales was primarily attributable to a 14% decrease in cases sold discussed above, offset by higher ingredient costs due to increased pricing for certain ingredients. Cost of sales as a percentage of gross sales was approximately 57% for the year ended December 31, 2005 and 52% for the year ended December 31, 2004.

      Gross Profit (loss). Gross profit (loss) was $34,214 for the year ended December 31, 2005, a decrease of $186,929, from the $221,143 gross profit for the year ended December 31, 2004. Gross profit (loss) as a percentage of gross sales was 3% for the year ended December 31, 2005, compared to a gross profit as a percentage of gross sales of 16% for the year ended December 31, 2004. The decrease in gross profit as a percentage of gross sales was primarily due to the increased coupons and price incentives and cost of sales as a percent of gross revenue discussed above.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were $2,392,996 for the year ended December 31, 2005, an increase of $300,098 or 14%, from selling, general and administrative expenses of $2,092,898 for the year ended December 31, 2004. Selling, general and administrative expenses exceeded net sales in both periods as we are in an early stage of our development and have not achieved sales volumes sufficient to generate net sales in excess of our selling, general and administrative expenses. The increase in selling, general and administrative expenses was primarily attributable to a non cash charge for stock grants to executive officers. In March 2006, the board authorized the compensation committee to grant an aggregate of 831,500 shares of unregistered stock to four executive officers, in lieu of 2005 bonuses. The Company recorded the stock grant at a value of $332,600 based on the quoted a value per share equal to the closing bid price on December 31, 2005 of $.40 per share.

      Loss from Operations. Loss from operations was $2,358,782 for the year ended December 31, 2005 compared to $1,871,755 for the year ended December 31, 2004. The $487,027 increase in loss from operations was primarily attributable to the increased operating expenses and lower gross profit described above.

      Interest Expense. Interest expense was $430,216 for the year ended December 31, 2005, a decrease of $148,344, or 26%, from interest expense of $578,560 for the year ended December 31, 2004. The decrease in interest expense is primarily attributable to a reduction in indebtedness resulting from the conversion of debt to common stock. On June 24, 2005, in connection with the closing of our initial public offering, we extinguished approximately $7.7 million of indebtedness through the issuance of common stock. Therefore we expect interest expense to decline in future periods due to lower outstanding borrowings.

      Gain on Forgiveness of Accounts Payable. In 2004, Gain on forgiveness of accounts payable represents the difference between the invoiced amount and the amount in the form of a note payable for fees to a law firm incurred and expensed in 2002. In 2005, Gain on forgiveness of accounts payable represents the difference between the principal and accrued interest due on notes payable and accounts payable, and the fair market value of common stock issued to retire those obligations.

      Net Loss. Net loss was $2,396,902 for the year ended December 31, 2005 compared to $2,131,581 for the year ended December 31, 2004. The $265,321 increase in net loss was primarily attributable to the increased operating expenses and lower gross profits, offset by lower interest expense and the gain on retirement of accounts payable discussed above.

LIQUIDITY AND CAPITAL RESOURCES

      Our operations to date have generated significant operating losses that have been funded through the issuance of common stock, preferred stock and external borrowings. We will require additional sources of outside capital to continue our operations and currently have no identifiable source.

      We have approximately $67,600 of secured convertible notes payable due on June 24, 2006, and approximately $650,000 of senior notes payable and accrued interest thereon due upon the earlier of a subsequent financing or November of 2006. Additionally, holders of approximately $375,000 of notes payable and $400,000 of accounts payable that are past due have agreed to defer payment until we secure additional financing. This may make it more difficult to secure such financing, unless we can secure extended terms from these creditors. Also, we have not been able to pay salaries to our employees, including our executive officers since January 15, 2006.

      On June 24, 2005, we completed an initial public offering of 2,700,000 units, with each unit consisting of one share of common stock, one redeemable Class A warrant, and one Class B warrant to purchase common stock. The offering resulted in net proceeds to the Company of $1,604,000 after deducting underwriting discounts and offering expenses. The net proceeds, along with product revenues and proceeds from the sale of State of New Jersey Tax benefits of approximately $230,000 have been adequate to fund our operations to date. However, we will need additional funding to continue operations beyond that date, or to fund advertising and promotional programs to maintain and increase sales.

      In May 2005, we borrowed $200,000 from the investment bank that managed the initial public offering. The note was repaid upon the closing of the stock offering on June 24, 2005. The note did not bear any interest. We also paid $21,874 of principal and accrued interest on an advance from the underwriter made in July of 2004.

      On June 24, 2005, we issued 1,116,611 shares of common stock in settlement of approximately $7,684,000 of notes payable, accrued interest, accounts payable, and accrued salaries due to executive officers at a debt conversion value per share ranging from $1.00 to $13.00 per share of common stock. The table below summarizes the debt extinguishments transactions:

                                                    Shares         Debt
                                                    Issued    Extinguishment
                                                  ----------  --------------
Senior secured notes-related parties                 461,700    $6,141,527
Accrued salaries                                     250,696       593,750
Senior secured notes payable - related parties       250,000       500,000
Subordinated notes payable and accrued interest       88,882       266,639
Related party advances                                23,000        69,000
Accounts payable                                      42,333       109,000

                                                  ----------    ----------
Total                                              1,116,611    $7,679,916
                                                  ==========    ==========

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

      On November 3, 2005 we issued 50,000 shares of unregistered common stock in payment of outstanding legal fees of $105,794. The fees were originally recorded as a reduction of the net proceeds of the Company's initial public offering of common stock. Therefore, the excess of the amount of accounts payable over the fair market value of common stock issued of $83,294 was recorded as an increase in paid in capital. The Company also issued 20,000 shares of unregistered common stock as payment for legal fees in the third and fourth quarters of 2005 at an estimated fair value of $7,000.

      On November 3, 2005 we issued 250,000 shares of unregistered common stock and a warrant to purchase 250,000 shares of common stock at $1.50 and 250,000 shares of common stock at $2.00 with terms substantially the same as its class A and Class B warrants, in payment for a one year media advertising program, with a value of $250,000, discussed above. The Company granted piggyback registration rights on 62,500 of the shares issued and all the shares underlying the warrants issued in the transaction.

      On November 3, 2005 we issued 34,697 shares of unregistered common stock in payment of outstanding legal fees aggregating $15,614. We recognized a gain on forgiveness of accounts payable of $3,470 on the transaction.

      On November 3, 2005 we issued 50,000 unregistered shares of common stock with an estimated fair value of $17,500 as compensation for the Corporations secretary for the six month period ending December 31, 2005.

      Additionally, holders of our Senior Secured Notes Payable - Related Party have extended the due date on $500,000 of outstanding senior secured notes payable to the earlier of the completion of an a subsequent stock sale, sale of assets, change of control or financing by the Company, or November 30, 2006.

      On December 24, 2005 we issued Secured Convertible Promissory notes, due June 24, 2006. The notes had a face amount aggregating $67,600, and were discounted for the first six months of interest, resulting in net proceeds of $63,580.

      As of December 31, 2005, we had cash on hand of $270,468 and a working capital deficit of $2,087,454. We have negotiated with certain noteholders and vendors to defer payment or accept progress payments on approximately $400,000 of accounts payable and $400,000 of notes payable and accrued interest thereon until we are able to raise additional financing. In January, 2006 we paid $200,000 to SMBI, an affiliate of one of our investors and the provider of the exclusive whey protein concentrate used in our product, which was due on January 15, 2006. As of March 15, 2006, we had remaining cash on hand of approximately $6,000. We will need to raise additional financing to pay our past due obligations, fund operating losses and to support sales and marketing programs to increase sales of our products. If we are not able to identify additional sources of financing, we may not be able to continue operations.

      In March of 2006, a noteholder requested payment of a note with a $50,000 principal balance, and accrued interest thereon, for which he had previously agreed to defer payment. The noteholder also signed a subordination agreement in favor of our senior lenders. We have informed the noteholder that payment of the note would be in violation of these agreements.

      Net cash used in operating activities for the year ended December 31, 2005 was $1,932,729 compared to cash used in operating activities of $388,450 during 2004. The increase in cash used by operating activities of $1,544,279 was primarily attributable to an increased net loss of $265,321 and payments of related party accounts payable of approximately $428,000, including $250,000 to SMBI, our exclusive provider of whey protein concentrate.

         Net cash provided by financing activities was $1,925,980 for the year ended December 31, 2005, compared to $613,757 for the year ended December 31, 2004. The increase of $1,312,223 is due to net proceeds from the initial public offering of our common stock.

Application of Recent and Critical Accounting Policies and Pronouncements

Recent Accounting Pronouncements

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Correction ("SFAS 154"), which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by Nuvim Inc. in the first quarter of fiscal 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition, but does not expect it to have a material impact.

The FASB issued FASB Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asst Retirement Obligations" in March 2005. FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. This Interpretation also clarifies the circumstances under which an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect this guidance to have a material affect on its financial statements.

      In December 2004, the FASB revised FASB Statement No. 123 and issued FASB Statement No. 151, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." It applies in the Company's first reporting period in 2006.


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

      Critical accounting policies are defined as those that are reflective of significant judgments, estimates and uncertainties and potentially result in materially different results under different assumptions and conditions. For a detailed discussion on the application of these and other accounting policies, see Note 2 to our annual financial statements for the year ended December 31, 2005.

      PLACEMENT AND PROMOTIONAL ALLOWANCES AND CREDITS FOR PRODUCT RETURNS

      As an inducement to our customers to promote our products in preferred locations of their stores, we provide placement and promotional allowances to certain customers. We also provide credits for customer coupon redemptions, consumer price reductions, and product which has not been sold by its expiration date. These allowances and credits are reflected as a reduction of revenue in accordance with Emerging Issues Task Force ("EITF") No. 01-9, which requires certain sales promotions and customer allowances previously classified as selling, general and administrative expenses to be classified as a reduction of sales or as cost of goods sold. Provisions for promotional allowances are recorded upon shipment and are typically based on shipments to the retailer during an agreed upon promotional period. We expect to offer promotional allowances at historical levels in the near future as an incentive to our customers. Slotting or placement fees are deducted from revenue in the period paid. Provisions for coupon redemptions and product returned that has reached its expiration date are based on historical trends. Information such as the historical number of cases returned per unit shipped, product shelf life, current sales volume, and coupons distributed during the period are used to derive estimates of the required allowance. As we expand production and introduce new products, we may incur increased levels of returned goods. Also, our estimates assume we will continue as a going concern and maintain distribution with wholesalers and supermarkets that currently carry our product. If a supermarket or wholesaler discontinues our product, we may experience return rates in excess of our historical trend. This could result in material charges to future earnings for reimbursements to our customers for returned, unsold product.

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

      We estimate an allowance for doubtful accounts and revenue adjustments based on historical trends and other criteria. Further, as accounts receivable outstanding are deemed uncollectible or subject to adjustment, these allowances are adjusted accordingly. In circumstances where we become aware of a specific customer's inability to meet its financial obligations to us, a specific reserve for bad debts is estimated and recorded which reduces the recognized receivable to the estimated amount we believe will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our recent past history and an overall assessment of past due trade accounts receivable outstanding. We also estimate the amount of credits for product placement, promotion and expired product that are expected to be issued for product sold based on an evaluation of historical trends and record an allowance when the sale is recorded.

      Stock-based Payments

Common stock issued to employees and equity instruments issued to non-employees are accounted for in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services" using a fair value approach. For equity instruments, including stock options, issued to non-employees, the fair value of the equity instruments or the fair value of the consideration received, whichever is more readily determinable, is used to determine the value of services or goods received and the corresponding charge to operations. In determining the fair value of common stock and equity instruments issued for goods and services we consider trading prices of our common stock as it is quoted on OTC Electronic Bulletin Board and other factors that affect fair value such as restrictions on trading of the stock. We also consider what an independent investor would pay for shares of stock with similar restrictions in determining fair value.
We have elected to account for stock grants to employees under the principals of APB opinion No. 25, as is permitted by SFAS 123. Stock grants are recorded in the period earned at the quoted market price of common stock at the measurement date.

      Inflation

      We do not believe that inflation had a significant impact on our results of operations for the periods presented.

      Off-balance Sheet Transactions

      At December 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 7. FINANCIAL STATEMENTS.

The financial statements for the years ended December 31, 2004 and 2005 are contained on pages F-1 to F-23, which follow the Exhibits.







                                   NUVIM INC.

                                   ----------

                              FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2005

                                   ----------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The principal accountants' reports on our financial statements for the past two years contained an explanatory paragraph regarding going concern uncertainty.

No disagreement with the auditors occurred during the two most recent fiscal years or the subsequent interim period on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the accountants, would have caused them to make reference to the subject matter of the disagreements in connection with their reports.

ITEM 8A     CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of the filing date of this report on Form 10-KSB (December 31, 2005), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and our consolidated subsidiary would be made known to them by others within those entities, particularly during the period in which this report on Form 10-KSB was being prepared.

b) Changes in Internal Controls. There were no changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, we took no corrective actions.

ITEM 8B     OTHER INFORMATION

            None

                                    PART III

Item 9, 10, 11, 12, and 14 are incorporated from the Information Statement included in Schedule 14C to be filled within 30 days of the filing hereof.

ITEM 13. - EXHIBITS

Exhibit                                                                                                 Incorporated        Filed
No.          Document Description                                                                       by Reference      Herewith
------------------------------------------------------------------------------------------------------------------------------------
3.1          Registrant's Certificate of Incorporation, as amended                                            (2)
3.2          Registrant's Certificate of Amendment of Certificate of Incorporation                            (2)
3.3          Registrant's Second Amended and Restated Designation and Description of Series A Preferred       (4)
             Stock
3.4          Registrant's Amended and Restated Designation and Description of Series C Preferred Stock        (4)
3.5          Registrant's By-laws                                                                             (2)
4.1          Revised Form of Common Stock Certificate                                                         (4)
4.2          Revised Form of Class A Public Warrant                                                           (4)
4.3          Revised Form of Class B Public Warrant                                                           (4)
4.4          Revised Form of Unit Certificate                                                                 (4)
4.5          Revised Form of Warrant Agreement between the Registrant and American Stock Transfer & Trust     (1)
             Company


4.6          Revised Form of Representative's Purchase Warrant                                                (1)
10.1         Employment Agreement between the Registrant and Richard P. Kundrat, dated as of September 9,     (2)
             2004
10.2         Employment Agreement between the Registrant and John L. Sullivan, dated as of September 9,       (2)
             2004
10.3         Employment Agreement between the Registrant and Paul J. Young, dated as of September 9, 2004     (2)
10.4         Employment Agreement between the Registrant and Michael Vesey, dated as of December 1, 2004      (3)
10.5         Form of Indemnification Agreement between the Registrant and its directors                       (2)
10.6         Revised 2005 Incentive Stock Option Plan                                                         (4)
10.7         Revised 2005 Directors' Stock Option Plan                                                        (4)
10.8         2000 Employee Stock Option Plan                                                                  (2)
10.9         2001 Employee Stock Option Plan                                                                  (2)
10.10        2002 Employee Stock Option Plan                                                                  (3)
10.11        2000 Employee Equity Incentive Plan                                                              (2)
10.12        Amended and Restated License Agreement between the Registrant and Stolle Milk Biologics,         (2)
             Inc., dated as of May 1, 2004
10.13        Amended and Restated Supply Agreement between the Registrant and Stolle Milk Biologics, Inc.,    (2)
             dated as of May 1, 2004
10.14        Loan Agreement between the Registrant and Dick Clark dated as of July 26, 2004                   (2)
10.14.1      Letter Agreement dated November 3, 2004 amending certain terms of the Amendment to Services      (3)
             Agreement and Convertible Promissory
             note each dated July 26, 2004 and
             Second Amendment to Services Agreement
             and Warrant, each dated September 14,
             2004
10.14.2      Letter Agreement dated March 28, 2005 amending certain terms of the Amendment to Services        (4)
             Agreement and Convertible Promissory note each dated July 26, 2004 and Second Amendment to
             Services Agreement and Warrant, each dated September 14, 2004
10.14.3      Letter Agreement dated April 30, 2005
             amending certain terms of the
             Amendment to Services Agreement and
             Convertible Promissory note each dated
             July 26, 2004 and Second Amendment to
             Services Agreement and Warrant, each
             dated September 14, 2004
10.14.4      Letter Agreement dated May 31, 2005 amending certain terms of the Amendment to Services          (1)
             Agreement and Convertible Promissory note each dated July 26, 2004 and Second Amendment to
             Services Agreement and Warrant, each dated September 14, 2004
10.15        Security Agreement between the Registrant and Dick Clark dated as of July 26, 2004               (2)
10.16        Form of Secured Promissory Notes Up to $1 Million (Bridge Financing)                             (2)
10.17        Convertible Note dated as of July 26, 2004 payable to Dick Clark                                 (2)
10.18        Warrant to Purchase $650,000 of Common Stock dated as of September 14, 2004                      (2)
10.19        Warrant to Purchase up to 9.9% of the Outstanding Capital Stock, dated as of July 26, 2004       (2)
10.20        Services Agreement between the Registrant and Olive Enterprises, Inc., dated February 20,        (2)
             2000
10.21        Amendment to Services Agreement between the Registrant and Olive Enterprises, Inc., dated as     (2)
             of July 26, 2004
10.22        Second Amendment to Services Agreement between the Registrant and Olive Enterprises, Inc.,       (2)
             dated as of September 14, 2004
10.23        Form of Subordination Agreement (Bridge Financing)                                               (2)
10.24        Consent to Grant Security Interest, Waiver, Subordination and Amendment Agreement between        (2)
             Registrant and Stolle Milk Biologics, Inc., dated August 5, 2004
10.25        Processing and Packing Agreement between the Registrant and Clover Farms Dairy Company, dated    (2)
             June 27, 2000
10.26        Amendment to Processing and Packing Agreement between the Registrant and Clover Farms Dairy      (2)
             Company, effective April 1, 2003
10.27        Second Amended and Restated Stockholders Agreement dated as of August 2, 2004                    (2)
10.28        Amended and Restated Registration Rights Agreement, dated as of August 2, 2004                   (2)



10.29        Wachovia line of credit documents                                                                (4)
10.30        Lease between the Registrant and Paramus Plaza IV Associates, dated December 8, 1999 and         (2)
             Addendum II to Lease, dated December 8, 1999
10.31        First Amendment to Lease between the Registrant and Paramus Plaza IV Associates, dated           (2)
             November 5, 2002
10.32        Second Amendment to Lease between the Registrant and Paramus Plaza IV Associates, dated          (2)
             November 23, 2004
10.33.1      Letter Agreements dated December 31, 2004 between Spencer Trask Private Equity Fund I LP,        (4)
             Spencer Trask Private Equity Fund II LP, Spencer Trask Specialty Group LLC and Kevin
             Kimberlin Partners LP, on the one hand, and the registrant on the other, with respect to the debt extinguishment transactions between the parties, as amended by agreements of March 28,
             2005
10.33.2      Agreement dated May 2, 2005 further amending the agreements with Spencer Trask                   (5)
10.33.3      Agreement dated May 18, 2005 further amending the agreements with Spencer Trask                  (1)
10.34        Security Agreement between the Registrant and Spencer Trask Speciality Group LLC, dated          (4)
             January 31, 2002
10.35.1      Modification and Extension Agreement between Stolle Milk Biologics, Inc. and the Registrant      (4)
             dated March 28, 2005
10.35.2      Amendment of March 28, 2005 Modification and Extension Agreement                                 (1)
10.36.1      Conversion Agreement dated April 30, 2005 between the Registrant and Dick Clark                  (5)
10.36.2      Amended and Restated Conversion Agreement between the Registrant and Dick Clark, dated May       (1)
             31, 2005
10.37        Proposal/Memorandum of Understanding between the Registrant and Global Media Fund, LLC                          X
10.38        Form of Secured Convertible Promissory note between the Registrant and Secured Lenders                          X
10.39        Form of Warrant Agreement between the Registrant and Secured Lenders and Placement Agent                        X
10.40        Form of Dick Clark/Stanley Moger Consent to Secured Convertible Note financing                                  X
21           Subsidiaries of the Registrant                                                                   (2)
31.1         Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002                 X
31.2         Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002                 X
32.1         Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002                 X
32.2         Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002                 X
99.1         Form of lock-up agreement between Paulson Investment Company, Inc. and the Registrant's          (3)
             officers, directors and stockholders
99.2         Form of Investment Representation Statement                                                      (1)
99.3         Form of Lockup Agreement for Selling Stockholders                                                (1)

------------------------------------------------------------------------------------------------------------------------------
(1)          Previously filed as part of Pre-effective Amendment No. 6 to the Registration Statement filed on June 6, 2005.
(2)          Previously filed as part of the Registration Statement filed on December 2, 2004.
(3)          Previously filed as part of Pre-effective Amendment No.1 to the Registration Statement filed on February 3, 2005.
(4)          Previously filed as part of Pre-effective Amendment No.3 to the Registration Statement filed on March 31, 2005.
(5)          Previously filed as part of Pre-effective Amendment No.5 to the Registration Statement filed on May 4, 2005.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NUVIM, INC.

Date: March 31, 2006

                     By: /s/Richard P. Kundrat
                         -------------------------------------------------------
                     Richard Kundrat, Chief Executive Officer

      In accordance with the Exchange Act, this report has been signed bellow by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                            TITLE                         DATE

/s/ Richard P.Kundrat         Chief Executive Officer          March 31, 2006
    -----------------
    Richard Kundrat

/s/ Michael Vesey                Chief Financial               March 31 , 2006
    -----------------        and Accounting Officer
    Michael Vesey

                                  NUVIM, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                   Page
Report of Independent Registered Public Accounting Firm                             F-2
Balance Sheets - December 31, 2004 and 2005                                         F-3
Statements of Operations - Years ended December 31, 2004 and December 31, 2005      F-4
Statements of Cash Flows - Years ended December 31, 2004 and December 31, 2005      F-5
Statements of Stockholders' Deficit - Years ended December 31, 2004 and
        December 31, 2005                                                           F-6
Notes to Financial Statements                                                       F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of
NuVim, Inc.:

We have audited the accompanying balance sheets of NuVim, Inc. (the "Company") as of December 31, 2004 and 2005, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WithumSmith+Brown, P.C.
March 17, 2006


Somerville, New Jersey

                                   NUVIM, INC.
                                 BALANCE SHEETS

                                                                                                           December 31
                                                                                                   ----------------------------
                                                                                                        2004            2005
                                                          ASSETS
Current Assets:
Cash and cash equivalents                                                                          $    277,649    $    270,468
Accounts receivable, net                                                                                 33,715          35,399
Inventory                                                                                                84,484         172,714
Prepaid expenses and other current assets                                                                61,766         328,915
                                                                                                   ------------    ------------
        Total Current Assets                                                                            457,614         807,496
Equipment and furniture, net                                                                             21,020           1,502
Deferred offering costs                                                                                 441,243              --
Deposits and other assets                                                                                 8,547           8,547
                                                                                                   ------------    ------------
        TOTAL ASSETS                                                                               $    928,424    $    817,545
                                                                                                   ============    ============

    LIABILITIES AND STOCKHOLDERS'DEFICIT
Current Liabilities:
    Senior secured notes payable - related parties                                                 $  1,000,000    $    500,000
    Accrued interest - senior notes payable - related party                                              21,646         119,160
    Secured convertible promissory notes, net of unamortized discount of
        $14,629 at December 31, 2005                                                                         --          52,971
    Demand note payable - bank                                                                        2,500,000              --
    Accrued interest - demand note payable - bank                                                       129,940              --
    Senior convertible promissory notes payable - related party                                       2,480,000              --
    Accrued interest - senior convertible promissory notes - related party                              813,251              --
    Convertible promissory note - related party                                                         175,000              --
    Stockholder loans - subordinated convertible promissory notes                                       385,000         225,000
    Accrued interest stockholder loans                                                                  147,793          28,691
    Accounts payable                                                                                  1,055,622         881,345
    Accounts payable and accrued expenses to related parties                                            659,000         231,328
    Accrued expenses                                                                                    285,277         269,968
    Accrued compensation                                                                                470,283         420,100
    Rescinded series B offering payable                                                                  42,000          18,920
    Related party advances                                                                               82,000            --
    Other note payable, includes accrued interest of $2,542 and $14,467 at
        December 31, 2004 and 2005                                                                      152,542         147,467
                                                                                                   ------------    ------------
        Total Current Liabilities                                                                    10,399,354       2,894,950
                                                                                                   ------------    ------------
Commitments and Contingencies

Stockholders' Deficit:
    Preferred Stock - 65,000,000 shares authorized:
    Preferred Stock Series A, convertible, non cumulative, participating, par value $.00001 per share; 4,875,850 and 0 shares designated, issued and outstanding
        (liquidation preference of $4,875,850) as of 2004 and 2005                                           49              --
    Preferred Stock Series C, convertible, non cumulative, participating, par value $.00001 per share; designated 50,000,000 shares, 3,623,000 and 0
        issued and outstanding (liquidation preference of $724,600) as of 2004 and 2005                      36              --
    Common Stock, 120,000,000 shares authorized, $.00001 par value, issued and outstanding,
        414,073 at December 31, 2004 and 5,034,995 at December 31, 2005                                       4              51
    Additional paid-in capital                                                                        8,377,140      18,167,605
    Accumulated deficit                                                                             (17,848,159)    (20,245,061)
                                                                                                   ------------    ------------
        Total Stockholders' Deficit                                                                  (9,470,930)     (2,077,405)
                                                                                                   ------------    ------------
    TOTAL LIABILITIES AND STOCKHOLDERS'DEFICIT                                                     $    928,424    $    817,545
                                                                                                   ============    ============

The Notes to Financial Statements are an integral part of these statements.

                                   NUVIM, INC.
                            STATEMENTS OF OPERATIONS
                         FOR THE YEARS ENDED DECEMBER 31

                                                                              2004            2005
                                                                           -----------    -----------
Gross Sales                                                                $ 1,411,355    $ 1,208,279
Less: Discounts, Allowances and Promotional Payments                           452,570        486,898
                                                                           -----------    -----------
Net Sales                                                                      958,785        721,381
Cost of Sales                                                                  737,642        687,167
                                                                           -----------    -----------
Gross Profit                                                                   221,143         34,214
Selling, General and Administrative Expenses                                 2,092,898      2,392,996
                                                                           -----------    -----------
Loss from Operations                                                        (1,871,755)    (2,358,782)
Other Income (Expense):
    Interest Expense                                                          (578,560)      (430,216)
    Interest Income                                                                 --          7,000
    Gain on Forgiveness of Accounts Payable                                     60,258        151,995
                                                                           -----------    -----------
        Total Other Income (Expense) - Net                                    (518,302)      (271,221)
                                                                           -----------    -----------
Net Loss Before Income Tax Benefit                                          (2,390,057)    (2,630,003)
Income Tax Benefit                                                             258,476        233,101
                                                                           -----------    -----------
Net Loss                                                                   $(2,131,581)   $(2,396,902)
                                                                           ===========    ===========
Basic and Diluted Loss Per Share                                           $    (10.26)   $      (.82)
                                                                           ===========    ===========
Weighted Average Number of Common Shares Outstanding - Basic and Diluted       207,740      2,940,987
                                                                           ===========    ===========


The Notes to Financial Statements are an integral part of these statements.

                                   NUVIM, INC.
                            STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED DECEMBER 31 2004 and 2005

                                                                                      2004          2005
                                                                                 -----------    -----------
Cash Flow From Operating Activities:
    Net Loss                                                                     $(2,131,581)   $(2,396,902)
    Adjustment to reconcile net loss to net cash used in operating activities:
    Depreciation                                                                      42,120         19,960
    Amortization of debt discount on notes payable                                        --         70,000
    Accrued incentive stock grant                                                         --        332,600
    Gain on forgiveness of accounts payable                                          (60,258)      (151,995)
    Stock issued for services                                                             --         24,500
    Provision for sales returns and allowances                                       452,570        486,898
    Bad debt expense                                                                      --          4,109

    Changes in Operating Assets and Liabilities:
    Accounts receivable                                                             (405,833)      (492,682)
    Inventory                                                                         76,180        (88,230)
    Prepaid expenses and other current assets                                        (21,574)       (10,789)
    Deposits and other assets                                                           (400)            --
    Accounts payable                                                                 504,186        151,487
    Accrued compensation                                                             484,362        210,997
    Accrued expenses                                                                 104,317        (15,763)
    Accrued interest                                                                 496,461        350,763
    Accounts payable to related parties                                               71,000       (427,672)
                                                                                 -----------    -----------
        Net Cash Used in Operating Activities                                       (388,450)    (1,932,719)

Cash Flow From Investing Activities:
    Purchase of equipment and furniture                                               (2,267)          (442)
                                                                                 -----------    -----------
        Net Cash Used in Investing Activities                                         (2,267)          (442)

Cash Flow From Financing Activities:
    Net proceeds from issuance of common stock                                                    1,604,237
    Reimbursement of (payment) of deferred offering costs                           (441,243)       346,243
    Proceeds from secured convertible notes                                                          63,580
    Proceeds from senior note payable - related party                              1,000,000
    Repayment of shareholder loan                                                                   (35,000)
    Repayment of notes payable                                                                      (17,000)
    Repayment of Series B advances                                                                  (23,080)
    Proceeds from underwriter advance - related party                                               200,000
    Repayment of underwriter advance - related party                                               (200,000)
    Proceeds from (repayment of) related party advances                               55,000        (13,000)
                                                                                 -----------    -----------
        Net Cash Provided By Financing Activities                                    613,757      1,925,980
                                                                                 -----------    -----------

Increase (Decrease) in Cash and Cash Equivalents                                     223,040         (7,181)
Cash and Cash Equivalents at Beginning of Year                                        54,609        277,649
                                                                                 -----------    -----------
Cash and Cash Equivalents at End of Year                                         $   277,649    $   270,468
                                                                                 ===========    ===========
Interest paid                                                                    $        --    $     1,625
                                                                                 ===========    ===========


The Notes to Financial Statements are an integral part of these statements.

                                   NUVIM, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                      FOR THE YEAR ENDED DECEMBER 31, 2004

                                    Preferred Stock              Preferred Stock
                                        Series A                     Series C                   Common Stock
                               ---------------------------------------------------------------------------------------
                                  Shares          Amount        Shares         Amount         Shares          Amount
                               ------------   ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2003      4,875,850   $         49      3,623,000   $         36        155,073   $          2
Shares issued in connection              --             --             --             --             --             --
with related party debt
extinguishment
Common stock issued in                   --             --             --             --         30,000             --
connection with service
agreement
Common stock issued in                   --             --             --             --          6,000             --
connection with payment of
accounts payable
Common stock issued in                   --             --             --             --        147,866              1
connection with accrued
compensation
Common stock issued in                   --             --             --             --         75,134              1
connection with stockholder
loans
Net loss for the year ended              --             --             --             --             --             --
December 31, 2004
                               ------------   ------------   ------------   ------------   ------------   ------------
Balance at December 31, 2004      4,875,850   $         49      3,623,000   $         36        414,073   $          4
                               ============   ============   ============   ============   ============   ============




                                Additional                        Total
                                 Paid-In     Accumulated      Stockholders'
                                 Capital       Deficit           Deficit
                               ---------------------------------------------


Balance at December 31, 2003      7,300,687   $(15,716,578)   $ (8,415,804)
Shares issued in connection          71,912             --          71,912
with related party debt
extinguishment
Common stock issued in                   --             --              --
connection with service
agreement
Common stock issued in               36,000             --          36,000
connection with payment of
accounts payable
Common stock issued in              623,499             --         623,500
connection with accrued
compensation
Common stock issued in              345,042             --         345,043
connection with stockholder
loans
Net loss for the year ended              --     (2,131,581)     (2,131,581)
December 31, 2004
                               ------------   ------------    ------------
Balance at December 31, 2004   $  8,377,140   $(17,848,159)   $ (9,470,930)
                               ============   ============    ============


The Notes to Financial Statements are an integral part of these statements.


                                       F6

                                   NUVIM, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                      FOR THE YEAR ENDED DECEMBER 31, 2005


                                   Preferred Stock               Preferred Stock
                                       Series A                     Series C                  Common Stock
                        ------------------------------------------------------------------------------------------
                            Shares          Amount          Shares         Amount         Shares        Amount
                        ------------    ------------    ------------   ------------   ------------   ------------
Balance at December
31, 2004                   4,875,850    $         49       3,623,000   $         36        414,073    $         4

Common stock issued
in payment of
convertible
promissory notes -
related parties                                                                            461,700              5

Common stock issued
in payment of accrued
salaries                                                                                   250,696              3

Common stock issued
in payment of senior
notes payable -
related parties                                                                            250,000              2

Common Stock issued
in payment of
stockholder loans,
subordinated
convertible
promissory notes
payable and accrued
interest                                                                                    88,882              1

Common stock issued
in payment of
advances - related
party                                                                                       23,000

Common stock issued
in payment of
accounts payable                                                                           197,031              2

Common stock issued
upon conversion of
convertible
promissory note -
related party                                                                              245,000              2

Common stock issued,
conversion of Series
A preferred stock         (4,875,850)            (49)                                       88,732              1

Common stock issued,
conversion of Series
C preferred stock                                         (3,623,000)           (36)        65,881              1

Common stock and
Warrants issued in
payment for media
campaign                                                                                   250,000              3

Warrants issued in
connection with
secured convertible
notes

Issuance of common
stock, initial public
offering                                                                                 2,700,000             27

Net loss for the year
  ended
  December 31,  2005            --              --              --             --             --             --
                        ------------    ------------    ------------   ------------   ------------   ------------
Balance at
   December 31 , 2005           --      $       --              --     $       --        5,034,995   $         51
                        ============                    ------------   ============   ============   ============

                          Additional                        Total
                            Paid-In       Accumulated    Stockholders'
                            Capital        Deficit         Deficit
                        --------------------------------------------

                         ------------   ------------    ------------
Balance at December
31, 2004                 $  8,377,140   $(17,848,159)   $ (9,470,930)

Common stock issued
in payment of
convertible
promissory notes -
related parties             6,141,522                      6,141,527

Common stock issued
in payment of accrued
salaries                      593,747                        593,750

Common stock issued
in payment of senior
notes payable -
related parties               499,998                        500,000

Common Stock issued
in payment of
stockholder loans,
subordinated
convertible
promissory notes
payable and accrued
interest                      118,113                        118,114

Common stock issued
in payment of
advances - related
party                         69,000                          69,000

Common stock issued
in payment of
accounts payable              251,404                        251,406

Common stock issued
upon conversion of
convertible
promissory note -
related party                 244,998                        245,000

Common stock issued,
conversion of Series
A preferred stock                  48                           --

Common stock issued,
conversion of Series
C preferred stock                  35                           --

Common stock and
Warrants issued in
payment for media
campaign                      249,997                        250,000

Warrants issued in
connection with
secured convertible
notes                          17,366                         17,366

Issuance of common
stock, initial public
offering                    1,604,237                      1,604,264

Net loss for the year
  ended
  December 31,  2005             --       (2,396,902)     (2,396,902)
                         ------------   ------------    ------------
Balance at
   December 31 , 2005    $ 18,167,605   $(20,245,061)   $ (2,077,405)
                         ============   ============    ============


The Notes to Financial Statements are an integral part of these statements.


                                       F7

                                   NUVIM, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BUSINESS AND BASIS OF PRESENTATION

A. Business

NuVim, Inc. (the "Company") markets and distributes dietary supplement beverages, which enhance the immune system, promote sturdy joints and muscle flexibility. The Company distributes its products through supermarkets in approximately 13 states, predominantly on the East Coast, and the District of Columbia. The Company's beverage products contain certain micronutrients which Stolle Milk Biologics, Inc.'s ("SMBI") has patented. Spencer Trask Specialty Group, LLC ("ST") is the controlling stockholder of SMBI. SMBI and ST collectivelty are significant stockholders of the Company. The Company has entered into supply and licensing agreements with SMBI for these patented micronutrients, which can be terminated by SMBI under certain conditions (See
Note 21 A).

B. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred net losses of $2,131,581 and $2,396,902 for the years ended December 31, 2004 and 2005, respectively. The Company has negotiated extended terms until a subsequent financing on approximately $1,020,000 of notes payable, stockholder loans, and accrued interest. Management also expects operating losses to continue in 2006 and 2007. The Company's continued existence is dependent upon its ability to secure adequate financing to fund future operations and commence profitable operations. To date, the Company has supported its activities through equity investments, the sale of preferred stock, a demand note payable to a bank and cash advances from related parties and stockholders. It is the Company's intention to raise additional capital through additional borrowings and sales of its common stock. No assurance can be given that these funding strategies will be successful in providing the necessary funding to finance the operations of the Company. Additionally, there can be no assurance, even if successful in obtaining financing, the Company will be able to generate sufficient cash flows to fund future operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or amounts and classification of liabilities that might be necessary related to this uncertainty.


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

A. Cash Equivalents

Cash equivalents consist of highly-liquid investments with an original maturity of three months or less when purchased.

B. Accounts Receivable

Accounts receivable are unsecured, non-interest bearing obligations that are typically due from customers within 30 days of the invoice date. Management applies collections in accordance with customer remittance advices or to the oldest outstanding invoice if no remittance advice is presented with payment.

Accounts receivable are recorded at their net realizable value. The Company estimates an allowance for doubtful accounts, sales returns and allowances based on historical trends and other criteria. At December 31, 2004 and 2005, these allowances approximated $26,700 and $27,700, respectively. No amounts were recorded as bad debt expense for the year ended December 31, 2004 as all allowances represented sales returns or promotional allowances. Bad debt expense was approximately $4,100 for the year ended December 31, 2005.

C. Inventories

Inventories, which are predominantly raw materials, are stated at the lower of cost (first-in, first-out method) or market. A provision for excess or obsolete inventory is recorded at the time the determination is made. For finished goods, inventory that is within 30 days of its expiration date is charged to cost of sales.

D. Deferred Offering Costs

The Company incurred deferred costs incurred in connection with an initial public offering of its common stock. Amounts deferred were offset against the gross proceeds (recorded as additional paid in capital) upon consummation of the offering on June 24, 2005.

The Company also incurred deferred financing costs during 2005 and are being amortized over the life of the debt, in this case six months. The unaudited portion is recorded in other current assets.

E. Debt Extinguishments

The Company accounts for debt extinguishments in accordance with Financial Accounting Standards Board Statement 15 "Accounting by

Debtors and Creditors for Troubled Debt Restructurings". Related party debt extinguishments are recorded as increases to paid in capital in accordance with Accounting Principles Board Opinion 26.

F. Revenue Recognition

The Company records revenue at the time the related products are received by the customer from the public warehouse used by the Company and the risk of ownership has passed to the customer. A provision for estimated product returns, promotional allowances and cash discounts based on the Company's historical experience is recorded during the period of sale.

G. Promotional Allowances

As an inducement to its customers to display the Company's products in preferred locations of their stores, the Company provides placement and promotional allowances to certain customers. The Company also reimburses retailers for coupon redemptions, and provides credits for product which has not been sold by its expiration date. These allowances and credits are reflected as a reduction of gross sales in accordance with Emerging Issues Task Force ("EITF") No. 01-09 "Accounting for Consideration Given by a Vendor to a Customer".

H. Freight Costs

In accordance with EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs," reimbursement of freight charges are recorded in net sales and unreimbursed freight costs are recorded as selling general and administrative expenses. For the years ended December 31, 2004 and 2005, freight-out costs approximated $172,000 and $251,000, respectively, and have been recorded in selling, general and administrative expenses.

I. Equipment and Furniture

Equipment and furniture is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets (3-5 years).

J. Stock-Based Compensation (Also See Note 2 R - Recent Accounting
Pronouncements)

The Company accounts for employee stock-based compensation in accordance with Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS No. 123) which allows stock options and similar instruments issued to employees to be valued under the principles of ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and the pro forma effect on net loss and loss per share as if the fair value based method had been applied to be disclosed supplementally. Under APB Opinion No. 25 employee stock options are accounted for using the intrinsic method, where compensation expense is recorded on the grant date only if the current market price of the underlying stock exceeds the exercise price of the option. Incentive stock grants are recorded at the quoted market price on the measurement date.

Equity instruments issued to non-employees are accounted for in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services" using a fair value approach. For equity instruments, including stock options, issued to non-employees, the fair value of the equity instruments or the fair value of the consideration received, whichever is more readily determinable, is used to determine the value of services or goods received and the corresponding charge to operations. (See notes 18 F for a discussion of time and valuation assumptions used to value options and warrants.)

SFAS No. 123 established accounting and disclosure requirements using a fair value-basis method of accounting for stock-based employee compensation plans. Had the Company elected to recognize compensation cost based on fair value of the stock options at the date of grant under SFAS No.123, such costs would have been recognized ratably over the vesting period of the underlying instruments and the Company's net loss and net loss per common share would have increased to the pro forma amounts indicated in the table below.


                                              Year Ended
                                             December 31,
                                          2004           2005
Net loss, as reported                  $2,131,581     $2,396,902
Net loss, pro forma                    $2,143,042     $3,191,178
Net loss per share, as reported        $   (10.26)    $     (.82)
Net loss per share, pro forma          $   (10.32)    $    (1.09)

The pro forma results above are not intended to be indicative of, or a projection of, future results.

K. Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. Advertising expenses, including media advertising, in store sampling programs, and advertisements in customer printed circulars were included in selling, general and administrative expenses, with the exception of coupon expenses which were included as a reduction of net sales. During the years ended December 31, 2004 and 2005, advertising and promotion expense was approximately $687,000 and $477,000, respectively.

L. Income Taxes

Deferred tax assets and liabilities are determined based on differences between financial reporting and income tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Differences that give rise to significant portions of the Company's deferred tax assets are net operating losses and deferred stock compensation. A valuation allowance is recorded against deferred tax assets in instances where the realization of the deferred tax asset is not considered to be "more likely than not."

M. Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes including the disclosure of contingent assets and liabilities. These estimates include, but are not necessarily limited to, accounts receivable allowances, depreciation and coupon liability estimates. Actual results could differ from those estimates.

N. Net Loss Per Share

Basic loss per share has been calculated using the weighted average number of common shares outstanding in accordance with FASB 128 "Earnings Per Share." All potentially dilutive securities, including options, convertible notes, convertible preferred stock and warrants have been excluded as common stock equivalents and diluted loss per share has not been presented as such securities are antidilutive due to the Company's net loss for all periods presented. At December 31, 2005, the Company had warrants to purchase 7,423,937 shares of common stock (see note 18 E) and employee stock options (see note 18 F) to purchase 1,643,316 shares of common stock outstanding which are not included in the calculation.

O. Impairment of Long Lived Assets

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 2004 and December 31, 2005 the Company has not recognized any impairment charges for long lived assets.

P. Concentration of Risk

The Company maintains its cash balances in financial institutions located in New Jersey, and periodically has cash balances in excess of Federal Deposit Insurance Corporation limits. The Company distributes its products and grants credit to its customers who are food distributors and retailers located primarily in the eastern portion of the United States. The Company generally does not require collateral or other security with regard to balances due from customers. The Company extends credit to its customers in the normal course of business and performs periodic credit evaluations of its customers, maintaining allowances for potential credit losses.

Sales to two customers during the year ended December 31, 2004 approximated 14% and 13% of sales. Sales to four customers during the year ended December 31, 2005 approximated 21%, 14%, 11% and 10% of sales.

Accounts receivable from two customers at December 31, 2004 approximated 21% and 16% of accounts receivable, and four customers at December 31, 2005 approximated 35%, 13%, 12% and 10%, respectively

One outside vendor manufactures all of the Company's finished goods. During the years ended December 31, 2004 and 2005, manufacturing costs of approximately $146,000 and $217,500 were incurred at this vendor. There was no amount due to this vendor at December 31, 2004 and 2005.

See note 21a for purchase concentrations

Q. Value of Financial Instruments

The Company's financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable and debt. The carrying amounts of these financial instruments approximate fair value due to their short-term nature. The carrying amount due to related party, notes payable and stockholder loans are estimated to approximate their fair values as their stated interest rates approximate current interest rates.

R. Recent Accounting Pronouncements

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Correction ("SFAS 154"), which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by Nuvim Inc. in the first quarter of fiscal 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition, but does not expect it to have a material impact.

The FASB issued FASB Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asst Retirement Obligations" in March 2005. FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. This Interpretation also clarifies the circumstances under which an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect this guidance to have a material affect on its financial statements.

In December 2004, the FASB revised FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires such statement be recorded at fair value. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." It applies to the Company's first reporting period in 2006. The impact of the adoption of Statement No. 123 (revised 2004) is expected to have a material impact on results of operations (see note 2 J).

In January 2003, the FASB issued interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities") and how to determine when and which business enterprise (the "primary beneficiary") should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either
(i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. In December 2003, the FASB issued FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46-R") to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows: (i) Special-purpose entities ("SPEs") created prior to February 1, 2003: The Company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ended after December 15, 2003. (ii) Non-SPEs created prior to February 1, 2003: The Company was required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. (iii) All entities, regardless of whether SPE, that were created subsequent to December 31, 2003: The interpretation applies immediately. The Company does not have any arrangements with variable interest entities that will require consolidation of their financial information in the Company's financial statements.

S. Reclassifications

Certain reclassifications were made to the 2004 financial statements in order to conform to the 2005 financial statements. Such reclassifications had no effect on prior year's results of operations.

NOTE 3 - INITIAL PUBLIC OFFERING

In June 2005, the Company completed an initial public offering ("IPO") selling 2,700,000 units at a price of $1.00 per unit to the public. Each unit consisted of one share of common stock, one Class A redeemable public warrant to purchase one share of common stock, and one Class B non-redeemable public warrant to purchase one share of common stock. The net proceeds from the sale of the 2,700,000 units were approximately $1,604,000 after deducting the underwriting discount and offering expenses.

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

The Company has the right to redeem the Class A public warrants at a redemption price of $0.25 per warrant, subject to adjustment in the event of stock splits, reverse stock splits and other similar events of recapitalization. The redemption right arises if the last reported sale price of the Company's common stock equals or exceeds $2.00 for five consecutive trading days ending prior to the date of the notice of redemption. The Company is required to provide 30 days prior written notice to the Class A public warrant holders of the Company's intention to redeem the warrants.

Class B public warrants . The Class B public warrants included in the units became exercisable on July 21, 2005. The exercise price of a Class B public warrant is $2.00. The Class B public warrants expire on June 20, 2010, the fifth anniversary of the closing of the IPO. The Company does not have the right to redeem the Class B public warrants.

Underwriters warrants . The Company issued a warrant to purchase 270,000 shares of common stock in connection with the offering. The exercise price of the underwriters warrants is $1.20. The warrant expires on June 20, 2010, the fifth anniversary of the closing of the IPO.

NOTE 4 - DEBT EXTINGUISHMENTS CONCURRENT WITH INITIAL PUBLIC OFFERING

On June 24, 2005, the Company issued 1,116,611 shares of common stock in payment of notes payable, accrued interest, accounts payable, and accrued salaries due to executive officers at a debt conversion value per share of $1.00 to $13.00. The debt conversion transactions were contingent on the Company completing a public offering of its common stock. The shares issued were subject to lock-up agreements with the Company's underwriter of six months to one year. The fair market value of the shares issued is assumed to be equal to the initial public offering price of one "Unit" in the initial public offering completed on June 24, 2005. The amount of indebtedness extinguished in excess of the fair value of shares issued was recorded as gain on extinguishment of debt in accordance with the provisions of SFAS No. 15, Troubled Debt Restructurings. The amount of related party indebtedness extinguished in excess of the fair value of shares issued was recorded as additional paid in capital in accordance with APB 26, paragraph 20. The table below summarizes debt extinguishments consummated concurrently with the initial public offering of the Company's common stock.

                                                                                                 Excess of
                                                                                             Extinguished Debt
                                                                                               Over Fair Value
                                                                                          -----------------------
                                                                                          Additonal
                                                     Shares       Fair         Debt        Paid In      Gain
                                                     Issued      Value    Extinguishment   Capital
-----------------------------------------------------------------------------------------------------------------
Senior secured notes-related parties                 461,700   $  461,700   $6,141,527   $5,679,827   $       --
Accrued salaries                                     250,696      250,696      593,750      343,054           --
Senior secured notes payable-related parties         250,000      250,000      500,000      250,000           --
Subordinated notes payable and accrued interest       88,882       88,882      266,639       95,899       81,858
Related party advances                                23,000       23,000       69,000       46,000
Accounts payable                                      42,333       42,333      109,000                    66,667
                                                  ----------   ----------   ----------   ----------   ----------
Total                                              1,116,611   $1,116,611   $7,679,916   $6,414,780   $  148,525
                                                  ==========   ==========   ==========   ==========   ==========




NOTE 5 - INVENTORY

Inventory consists of the following:


                                           December 31,
                                      ---------------------
                                        2004        2005
                                      -------     --------
Raw materials                         $62,358     $ 93,665
Work In Progress                           --       22,087
Finished goods                         22,126       56,962
                                      -------     --------
Total                                 $84,484     $172,714
                                      =======     ========


NOTE 6 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid Expenses and Other Current Assets consists of the following:


                                          December 31,
                                     --------------------
                                       2004        2005
                                     --------    --------
Prepaid Advertising                  $    --     $250,000
Prepaid Insurance                     53,000       51,730
Debt Financing Costs                      --       13,259
Other Prepaids and Advance Payments    8,766       13,926
                                     --------    --------
Total                                $61,766     $328,915
                                     ========    ========

The Advertising program began in January 2006, the amount will be expensed as it is used over the next twelve months.

NOTE 7 - EQUIPMENT AND FURNITURE

Equipment and furniture consists of the following:

                                         December 31,
                                    ---------------------
                                      2004         2005
                                    ---------    --------
Equipment                           $155,431     $155,431
Furniture and fixtures                54,522       54,964
                                    ---------    --------
                                     209,953      210,395
Less: accumulated depreciation      (188,933)    (208,893)
                                    ---------    --------
Equipment and furniture, net        $ 21,020     $  1,502
                                    ========     ========


Depreciation expense for years ended December 31, 2004 and 2005 was $42,120 and $19,960, respectively.

NOTE 8 - SENIOR NOTES PAYABLE - RELATED PARTIES

On July 26, 2004, the Company entered into a loan agreement with a stockholder of the Company who is also a Company spokesperson, and one of the Company's directors. The loan agreement provided for borrowings up to $1,000,000 in the form of Senior Notes Payable issued in four tranches, each of which was conditioned upon completion of specified actions or events. As of December 31, 2004, the Company had received the full amount of $1,000,000 under the agreement. The loan accrues interest at 12% per annum, unless it is in default, in which case the interest increases to 18%. The loan is secured by all of the assets of the Company, and certain Company creditors were required to execute subordination agreements in favor of the lenders. The principal and accrued interest were originally due and payable on the earlier of the consummation of an initial public offering or January 1, 2005. The notes were not paid as of January 1, 2005 which constituted an event of default under the agreement. Under an event of default, the lenders had the right to, but did not make, a demand for payment of the notes. In May 2005, the noteholders agreed to convert outstanding principal of $500,000, into 250,000 shares of common stock, upon completion of the initial public offering of the Company's common stock on June 24, 2005. The holders of the notes agreed not to sell shares of stock received in the transaction for a period of six months after the initial public offering. The noteholders also agreed to extend the maturity of the remaining notes aggregating $500,000 and all accrued interest thereon to November 2006, bearing interest at 12%.

The Company has recorded $21,646 and $97,514 as interest expense on the notes in 2004 and 2005, respectively. Accrued interest was $ 21,646 at December 31, 2004 and $119,160 at December 31, 2005.

As an additional condition of the loan agreement, the Company entered into a second amended services agreement with the spokesperson. In connection with the second amended services agreement, the Company issued 30,000 shares of common stock, a warrant to purchase $650,000 of common stock, and a warrant to acquire up to 9.9% of the Company's common stock under certain conditions. The common stock issued, and stock underlying the warrants were to be forfeited by the spokesperson if obligations under the service agreement were not met. Therefore, no performance commitment had been met, as of December 31, 2004 and 2005, and no value had been recorded for the shares and warrants in accordance with EITF No.96-18, Accounting for Equity Instruments That Are Issued To Other Than Employees For Acquiring, or In Conjunction With Selling Goods or Services. The performance commitment under the contract had been met as of January 31, 2006, and accordingly the Company expects to record a non cash charge of approximately $250,000 for services performed under the agreement during the first quarter of 2006.

The warrant issued to the spokesperson to acquire up to 9.9% of the total fully-diluted issued and outstanding common stock of the Company under certain circumstances (see note 18 E.) was deemed to have no value. The warrant allowed the holder, to acquire an additional number of shares of Common Stock, to bring his total holdings to 9.9%, after the consummation of an initial public offering of its common stock, at the initial public offering price, after deducting any existing equity holdings at that date. After the completion of the Company's initial public offering of its common stock on June 24, 2005, it was determined that no shares were issueable under the warrant.

As an additional condition to the loan agreement the Company issued a convertible note in payment of past due fees (see note 12).
The loan agreement also required the formation of NuVim Powder LLC, of which the Company spokesperson was given a 25% ownership interest. During 2004 and 2005 Nuvim Powder LLC was an inactive company.

The spokesperson and one of the Company's directors participated in the loans under the agreement equally. In 2004, the spokesperson and Company Director entered into an agreement providing for an equal share in the warrants and ancillary agreements issued in connection with the loan agreement. Therefore, the Company Director has been given a 12.5% interest in the NuVim Powder Company and a 50% interest in both of the warrants issued in connection with the loan agreement and second amended services agreement.

NOTE 9 - DEMAND NOTE PAYABLE - BANK

In 2001 the Company issued a note payable to a bank which was due on demand with interest due monthly at the LIBOR Index plus 1.25% (3.53% at December 31, 2004). The note was secured by all of the assets of the Company and guaranteed by a stockholder. The Company had not paid monthly interest due on the note since March 31, 2003 and was in default of the loan terms as of December 31, 2004. In May of 2005, the loan and all unpaid interest thereon was assigned to the guarantor by the lender. The guarantors agreed to exchange the $2,500,000 principal balance, accrued interest thereon, aggregating $179,498, and $3,462,029 of outstanding principal and interest on Senior Convertible Promissory

Notes due to them in exchange for 461,700 shares of common stock, see note 4 and 11. The $5,679,827 excess of the amount of related party indebtedness extinguished in excess of the fair value of shares issued was recorded as additional paid in capital in accordance with APB 26.

Interest expense on the demand note was $70,421 and $49,558 for the years ended December 31, 2004 and 2005, respectively, and accrued interest payable on the note was $129,940 at December 31, 2004.

NOTE 10 - SECURED CONVERTIBLE PROMISSORY NOTES PAYABLE

On December 23, 2005 the Company issued Secured Convertible Promissory Notes, due June 24, 2006. The notes have a face amount aggregating $67,600, and were discounted for the first six months of interest, resulting in net proceeds of $63,580. The notes bear interest at a rate of 12% annually, and 18% annually upon an event of default. Upon an event of default each note holder has the option to convert the principal and accrued interest due, in whole or in part, into a number of shares of common stock calculated by dividing the amount of debt and accrued interest by $.40 per share. The notes are redeemable prior to maturity at 110% of their face value and are collateralized by all the assets of the Company. Since the notes are only convertible upon an event of default the Company calculated the value of the beneficial conversion feature of the notes of $11,200 on the issuance date, but will not record it as debt discount until the event of default occurs in accordance with EITF 00-27 and 98-5.

The Company also issued warrants to purchase 67,600 shares of common stock to the note holders and 24,950 shares of common stock to the placement agent. The warrants have a three and five year term, respectively and are exercisable at $.40. Upon an event of default, the Company has agreed to issue 33,800 additional warrants to the investors at an exercise price of $.375 and adjust the exercise price on the existing 67,600 warrants to $.375. The $11,200 value of the warrants for 67,600 shares was recorded as debt discount and is being amorrtized over the six month term of the notes. Additionally, the Company recorded the $6,165 fair value of the warrant issued to the placement agent and $7,630 in fees paid to the placement agent as debt issuance costs which are being amortized over the life of the note. The Company recognized $1,128 in interest expense, including amortization of discounts and fees, in 2005 related to the notes.

NOTE 11 - SENIOR CONVERTIBLE PROMISSORY NOTES PAYABLE - RELATED PARTY

Senior notes payable related party consisted of a series of notes aggregating $2,480,000 issued to a group of related investors in the Company's common and preferred stock, and guarantor of the Demand Note Payable - Bank. The notes bore interest at a rate of 8% annually, and 14% annually upon an event of default. Each note holder had the option to convert the principal and accrued interest due, in whole or in part, into a number of shares of Series C preferred stock calculated by dividing the amount of debt and accrued interest by $.20 per share. The notes were collateralized by all the assets of the company. The notes had maturity dates from December 31, 2004 to September 3, 2005, and were in default at December 31, 2004. In May of 2005, the noteholders agreed to accept 461,700 shares of common stock in full settlement of $2,480,000 in principal and $982,029 in accrued interest due on the Senior Convertible Promissory Notes, and $2,679,498 of Unpaid principal and accrued interest on the Demand Note Payable - Bank (see note 4&9). The $5,679,827 excess of the amount of related party indebtedness extinguished in excess of the fair value of shares issued was recorded as additional paid in capital in accordance with APB 26.

Interest expense related to the notes, was $340,057 and $168,778 for the years ended December 31, 2004 and 2005, respectively. Accrued interest on these notes was $813,251 at December 31, 2004.

NOTE 12 - CONVERTIBLE PROMISSORY NOTE - RELATED PARTY

On July 26, 2004, The Company issued a convertible promissory note in the amount of $175,000 in payment of accounts payable owed to the Company spokesperson and in consideration for his forbearance until a "maturity date," as defined in the note. The note accrued interest at the rate of 10% per annum until its original maturity date of January 1, 2005, and 15% thereafter. The note was automatically convertible into $245,000 of common stock or unregistered units identical to the units sold at the initial public offering price, provided the offering was consummated on or before June 30, 2005 (original date of December 31, 2004 was previously extended by agreement to March 31, 2005 and subsequently to April 30, 2005 and June 30, 2005). If the offering did not occur by June 30, 2005, the convertible note became convertible into $245,000 of common stock, at the option of the holder, at the conversion price of $1.00 per share, subject to certain contingencies defined in the Services Agreement. In accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features on Contingently Adjustable Conversion Ratios," the Company had not recorded the beneficial conversion feature of the note as of December 31, 2004, because its terms change based on the occurrence of future events outside the control of the holder of the convertible note. The note automatically converted into 245,000 shares of common stock upon the closing of the Company's initial public offering of common stock on June 24, 2005. Accordingly, $49,753 related to the beneficial conversion was recorded as interest expense at that date.

The Company recorded $7,486 as interest expense on the convertible note in 2004 and $62,514, including the beneficial conversion feature in 2005. The $7,486 of accrued interest was included in accrued expenses at December 31, 2004

NOTE 13 - STOCKHOLDER LOANS - SUBORDINATED CONVERTIBLE PROMISSORY NOTES

Stockholder Loans - Subordinated Convertible Promissory Notes consists of a series of identical notes issued on September 13, 2002 in replacement of outstanding demand notes, issued in June 2001, of the same principal amount. The notes had a maturity date of December 31, 2002, based on certain factors and bear interest at a rate of 8% and default interest at 14%. The notes are subordinated in right of payment to the senior notes payable-related parties. The holder of these notes may convert the notes (or a portion thereof) into a number of shares of Company's Series C preferred stock, calculated by dividing the amount of the debt being converted by $.20 per share rounded to the nearest whole share.


At the holder's election, unless converted, the accrued interest on the notes shall be paid to the holder in cash on the conversion date. The notes were in default as of December 31, 2002. However, in May of 2005, the holders of notes aggregating $225,000 that remain outstanding as of December 31, 2005, agreed to not demand payment until a public offering of the Company's common stock, subsequent to the initial public offering, or the Company achieving $1,000,000 in profits.

In April 2005, two holders of the Company's subordinated convertible promissory notes agreed to convert outstanding principal and accrued interest at April 30, 2005, aggregating $179,813, into 59,939 shares of common stock, if the Company completed an initial public offering of its common stock. The holders of the notes agreed not to sell shares of stock received in the transaction for a period of six months after the initial public offering.

In May 2005, three holders of the Company's subordinated convertible promissory notes agreed to convert outstanding accrued interest at April 30, 2005, aggregating $86,826, into 28,943 shares of common stock, and to extend the maturity date of notes with an aggregate principal balance of $200,000 to the earlier of a public offering of the Company's common stock subsequent to the initial public offering or the Company generating an annual profit of $1,000,000. The holders of the notes agreed not to sell the shares of stock received in the transaction for a period of six months after the initial public offering.

In April 2005, one holder of the Company's subordinated convertible promissory notes agreed to forgive $10,671 of interest accrued on his note, if the Company pays the $25,000 outstanding principal balance of the note out of the proceeds of a public offering of its common stock subsequent to this initial public offering. The holder has agreed not to sell the shares received in the transaction for a period of six months after the initial public offering.

In July 2005, the Company paid $35,000 in principal and $11,340 in accrued interest due on one of the notes.

Interest expense on stockholder loans was $85,983 and $33,877 for the years ended December 31, 2004 and 2005, respectively. Accrued interest payable was $147,793 and $28,691 as of December 31, 2004 and 2005, respectively.

NOTE 14 - ACCRUED COMPENSATION

Accrued compensation consists of unpaid salary and incentive stock grants to be issued to certain officers of the Company. Compensation expense related to accrued and unpaid salary and bonus approximated $470,000 and $420,100 for the years ended December 31, 2004 and 2005, respectively. In 2005, three executive officers converted accrued salaries owed to them through May 31, 2005, aggregating $593,750, into 250,696 shares of common stock, concurrently with the public offering the Company's common stock. The executive officers agreed not to sell the shares of stock received in the transaction for a period of six months after the initial public offering.

The Company has recorded the $343,054 excess of the accrued salaries settled over the fair value of the stock issued as additional paid in capital in accordance with APB 26, paragraph 20.

During 2005, three executives agreed to allow the Company to defer payment of a portion of their salaries, aggregating $87,500 until December 31, 2005. At December 31, 2005 the executives agreed to extend payment of the salaries until January, 2007, and the Board agreed that if the executives and the board mutually agree to convert their salary into restricted common stock in the future, it will not be at a value higher than the fair value of similar equity instruments at December 31, 2005, which is estimated to be, $.20.

The Company did not adopt a cash bonus plan in 2005. In March of 2006, the Board of Directors authorized the compensation committee to grant an aggregate of 831,500 shares of unregistered stock to four executives as an incentive and in lieu of a 2005 bonus plan. The Company has recorded the stock grant as accrued compensation in 2005 at a value of $332,600 based on the quoted market price of a share of common stock at December 31, 2005 in accordance with APB Opinion 25. When these shares are issued, the liability and stockholders deficit will be reduced.

NOTE 15 - RESCINDED SERIES B OFFERING PAYABLE

Pursuant to a private placement memorandum, dated October 5, 2001, the Company offered to sell shares of Series B convertible preferred stock. The Company, however, did not have a sufficient amount of preferred stock authorized to issue and sell the Series B convertible preferred stock and had not taken certain legal steps to designate the terms of the Series B convertible preferred stock. Accordingly, the Series B convertible preferred stock was invalidly issued and holders thereof did not own an equity interest in the Company as a result of their purported investment therein. As a result, the Company was legally obligated to offer to rescind, or return, the payment made by such holders for such shares, plus any interest required by applicable state law. Proceeds of $647,100 were collected in the Series B offering and accounted for as offering payable from the Company.

In November 2002, the Company consummated its offer to rescind the Series B offering and refund the original purchase price, or issue replacement shares of the Company's Series C convertible preferred stock at the proposed offering price of $.20 per share, at the investors' option. Investors representing $568,600 elected to receive, and were issued, 2,843,000 replacement shares of the Series C convertible preferred stock, and investors representing $78,500 elected a cash refund. The Company paid an additional $23,080 of the refunded proceeds due during 2005 and has remaining liability of $18,920 at December 31, 2005.

NOTE 16 - RELATED PARTY ADVANCES

Related party advances consist of short term advances that are due to the lender on demand. At December 31, 2004, the balance consisted of $20,000 due to the Company's underwriter and $62,000 due to an executive officer of the Company. The amount due to the underwriter accrued interest at 10% per annum. The amount due to the executive officer did not accrue interest. During 2005, an additional $31,000 was advanced to the Company by the officers of the Company. Also in 2005 one officer agreed to accept 23,000 shares of common stock in settlement of $69,000 of advances, and remaining advances of $24,000 were repaid . The $46,000 excess of the debt retired over the fair market value of the common stock issued was recorded as additional paid in capital in accordance with APB 26, paragraph 20 (see note 4).

Additionally, In May 2005, the Company borrowed $200,000 from the investment bank that managed the initial public offering of its common stock. The note was payable upon the closing of the stock offering if closed by May 31, 2005, or on demand thereafter. The note did not bear any interest and was repaid upon closing of the initial public offering on June 24, 2005.

NOTE 17 - OTHER NOTES PAYABLE

Other notes payable consists of notes payable issued to a law firm in payment of past due legal fees and accrued interest theron. On August 20, 2004, the Company agreed to pay $30,000 and issue two promissory notes for $120,000 and $30,000, respectively, payable the earlier of the consummation of the proposed public offering or February 5, 2005, in payment of past due accounts payable of $240,000. The notes bore interest at 5% and default interest at 7%. The Company recognized a gain on the extinguishment of this debt in the amount of approximately $60,000 during the year ended December 31, 2004. The notes had not been paid as of their respective maturity dates. Therefore, on February 3, 2005 the Company agreed to issue a replacement $150,000 demand note, payable upon the earlier of a demand by the lender or an initial public offering of the Company's common stock. In June 2005, the holder of the note agreed to defer payment to the next financing completed by the Company after the initial public offering, provided the Company make a $5,000 payment upon an initial public offering of common stock and pays $2,000 each month thereafter. The Company paid $17,000 under the agreed payment schedule in 2005. The note bears interest at 10% per annum. Interest expense related to the note was $2,542 and $11,925 for 2004 and 2005, respectively. Accrued interest was $2,542 and $14,467 at December 31, 2004 and 2005.

NOTE 18 - STOCKHOLDERS' DEFICIT

A. Reverse Stock Split

A one-for-fifty five reverse stock split was effected November 30, 2004. The Company retained the current par value of $.00001 per share for all shares of common stock. All references in the financial statements to the number of shares outstanding, per share amounts, and stock option and warrant data pertaining to the Company's common stock have been restated to reflect the effect of the reverse stock split for all years presented. Stockholders' deficit reflects the reverse stock split by reclassifying from "common stock" to "additional paid in capital" an amount equal to the par value of the reduced shares arising from the reverse split.

B. Capital Stock

The Company is authorized to issue 185,000,000 shares of all classes of capital stock, including 120,000,000 as common. The Company has authorized 65,000,000 shares of all classes of preferred stock, of which 4,875,850 shares are designated as Series A and 50,000,000 as Series C.

C. Preferred Stock Series A

In November 2000, the Company completed a private offering for the sale of 4,875,850 shares of Series A convertible preferred stock for $4,875,850. The gross proceeds of this offering were reduced by $527,975 of placement agent fees, legal fees and expenses incurred in connection with the private offering, paid to a preferred stockholder. In connection with the private offering of Series A convertible preferred stock, the Company issued to the placement agent, who is a preferred stockholder and its representatives, warrants to purchase 17,730 shares of common stock.

Each 55 shares of Series A convertible preferred stock is convertible into one share of common stock, at any time by the holder or automatically in the event of a merger or firmly underwritten public offering of common stock and is subject to anti-dilution provisions as defined in the instrument. Series A convertible preferred stock votes on an as converted basis with common stock, except as required by law. Holders of the Series A convertible preferred stock are entitled to preferential non-cumulative dividends payable at the discretion of the Board of Directors and have preference in liquidation of $1.00 per share.

The Series A preferred stock holders voted to convert their shares to common stock upon effectiveness of the Company's initial public offering of its common stock on June 21, 2005. There are no shares of Series A preferred stock outstanding as of December 31, 2005.

D. Preferred Stock Series C

In November 2002 and January 2003, the Company completed a private offering for the sale of 3,523,000 and 100,000 shares, respectively, of Series C convertible preferred stock for a total of $724,600, including $568,600 of advances from the rescinded offering of Series B convertible preferred stock. The gross proceeds of this offering were reduced by approximately $240,000 of placement agent fees, legal fees and expenses incurred in connection with the private offering, paid to a preferred stockholder.

Each 55 shares of Series C convertible preferred stock is convertible into one share of common stock, at any time by the holder, or automatically in the event of a merger or public offering of common stock and is subject to anti-dilution provisions as defined in the instrument. Series C convertible preferred stock votes on an as converted basis with common stock. Holders of the Series C convertible preferred stock are entitled to preferential non-cumulative dividends payable at the discretion of the Board of Directors and have preference in liquidation of $.20 per share. No dividends were declared during any periods presented in these financial statements.

The Series C preferred stock, with respect to dividend rights, rights on liquidation, winding up and dissolution, ranked pari pasu with the Company's Series A preferred stock to the extent set forth in the amended and restated Certificate of Incorporation.

The Series C preferred stock holders voted to convert their shares to common stock upon effectiveness of the Company's initial public offering of its common stock on June 21, 2005. There are no shares of Series C preferred stock outstanding as of December 31, 2005.

E. Warrants

The following is a summary of warrants outstanding at December 31, 2005:

                                                                                                   Number of
                                                                                                   Shares of
                                                                                                    Common
                                                                                                     Stock         Exercise
                                                                                                  Pertaining to     Price
            Date Issued                        Basis for Warrant Issuance                           Warrant        per Share
-----------------------------  ---------------------------------------------------------          -------------    -------
November 2000                  Placement agent fees for series A preferred stock (a)(b)                 8,714       $55.00
June 2001                      Stockholder demand notes payable (e)                                     8,823       $55.00
November 2002                  Placement agent fees for series C preferred stock (b)(f)                 1,273       $11.00
March 2003                     Accrued compensation                                                     2,577       $11.00
September 2004                 Second amended services agreement (g) (b)                              650,000       $ 1.00
July 2004                      Amended services agreement (h)                                              --           --
June 2005                      Conversion of note payable(d)                                          245,000       $ 1.50
June 2005                      Conversion of note payable(d)                                          245,000       $ 2.00
June 2005                      Class A warrants IPO (c) (d)                                         2,700,000       $ 1.50
June 2005                      Class B warrants IPO(d)                                              2,700,000       $ 2.00
June 2005                      Underwriters warrant(d)                                                270,000       $ 1.20
November 2005                  Media Campaign (k)                                                     250,000        $1.50
November 2005                  Media Campaign (k)                                                     250,000        $2.00

December 2005                  Secured Convertible Notes (i)                                           67,600         $.40


December 2005                  Secured Convertible Notes (J)                                           24,950         $.40


(a)   Expires November 2007
(b)   Includes anti-dilution agreement and cashless exercise right.
(c)   Callable at $.25 if common stock trades at $2.00 for five days.
(d)   Expires June 24, 2010.
(e)   Expires September 2006.
(f)   Expires the June 20, 2008.
(g)   Expires September 14, 2014.

(h) Warrant to purchase an amount of common stock to bring spokesperson's total holdings to 9.9% of outstanding fully-diluted common shares of the Company immediately after its initial public offering. The spokesperson's holdings exceeded 9.9% immediately after the offering. Therefore, no additional shares were issueable under the warrant.
(i)   Expire December 22, 2008
(j)   Expire December 22, 2010
(k)   Expires June 24, 2010

F. Stock Options

The Company adopted three Stock Option Plans (the "Plans") in 2000, 2001 and 2002 and two stock option plans in 2005 under which incentive stock options ("ISOs") and non-qualified stock options ("NQSOs") to acquire shares of common stock that may be granted to employees, officers, directors and consultants of the Company.

Each Plan expires ten years from the date of adoption. The Company is authorized to grant options for up to 1,735,273 common shares. Under each Plan, the option price of an ISO may not be less than the fair market value of a share of common stock on the date of grant. An ISO may not be granted to a "ten percent stockholder" (as such term is defined in Section 422A of the Internal Revenue
Code) unless the exercise price is at least 110% of the fair market value of the common stock and the term of the option may not exceed five years from the date of grant. The maximum term of each stock option granted to persons other than ten percent stockholders is ten years from the date of the grant.

A summary of the activity in the Plans is as follows:

                                                           Weighted-
                                             Number of      Average
                                             Shares      Exercise Price
                                           ----------------------------
       Outstanding December 31, 2003          33,428          $   19.38
       Cancelled                             (18,112)         $   24.25
       Issued                                     --                 --
                                           ---------
       Outstanding December 31, 2004          15,316          $   19.38
       Cancelled                             (17,500)         $   24.25
       Issued                              1,645,500                .92
                                           ---------
       Outstanding December 31, 2005       1,643,316          $    1.01
                                           =========
       Exercisable at December 31, 2004       13,116          $   14.04
                                           =========
       Exercisable at December 31, 2005    1,150,816          $    1.01
                                           =========


The options generally expire 10 years from the date of grant. However, in the event a participant's employment is terminated for any reason other than the result of death, disability or retirement, as defined, the options expire 90 days after termination.

If a participant's employment is terminated as a result of death, permanent disability or retirement, the options expire one year from the date of termination.

The weighted-average remaining contractual life of options outstanding was 6 and 10 years as of December 31, 2004 and December 31, 2005, respectively. The weighted average grant date fair value of options issued in 2005 was $.70.

Pro-forma information regarding net loss is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. Since there is no trading history for the Company's stock, the fair value of the Company's issued options and warrants were estimated at the date of grant using the fair value method with the following assumptions:

        Assumptions:
        Risk-free rate                                    3.5%-4.85%

        Dividend yield                                            0
        Volatility factor of the expected market        .10% to 90%

        Price of the Company's common stock           $.77 to 11.00
        Average life                                        7 years


The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's option, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

G. Stock Issued in Payment of Accounts Payable and for Payment of Goods and Services

On November 3, 2005 the Company issued 50,000 shares of common stock in payment of outstanding legal fees of $105,794 incurred in connection with the Company's initial public offering of common stock. The fees were originally recorded as a reduction of the net proceeds of the Company's initial public offering of common stock. Therefore, the excess of the amount of accounts payable over the fair market value of common stock issued of $83,294 was recorded as an increase in paid in capital. The Company also issued 20,000 shares as payment for legal fees for the third and fourth quarter of 2005 at a fair value of $6,000.

On November 3, 2005 the Company issued 250,000 shares of common stock and a warrant to purchase 250,000 shares of common stock at $1.50 and 250,000 shares of common stock at $2.00 with terms substantially the same as its Class A and Class B warrants, in payment for a one year media advertising program. The fair value of the advertising program was readily determinable as $250,000. Therefore, the company recorded prepaid advertising and additional paid in capital of $250,000 at December 31, 2005 in accordance with EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services".

On November 3, 2005 the Company issued 34,697 shares of common stock at fair value in payment of outstanding legal fees aggregating $15,614.

On November 3, 2005 the Company issued 50,000 shares of common stock at fair value as compensation for the Company's corporate secretary for the six month period ending December 31, 2005.

In November 2004, several vendors also agreed accept 6,000 shares of common stock at its estimated fair value of $6.00 per share in payment of $36,000 of accounts payable. The amount has been recorded as additional paid in capital as of December 31, 2004. See Note 19B for revised terms.

H. Stock Reserved

At December 31, 2005, the Company had reserved shares of its common and preferred stock as follows:



                                                Common        Preferred
                                              ----------      ---------
Conversion Secured Convertible Notes             169,000
Conversion of Accrued Compensation                81,819
Exercise of common stock warrants              7,423,937
Exercise of stock options                      1,735,273
Conversion of subordinated convertible
      promissory notes                            20,455       1,125,000
                                              ----------      ----------
Total                                          9,430,484       1,125,000
                                              ==========      ==========


I. Nuvim Powder LLC

On August 23, 2004, NuVim Powder LLC was formed as a condition to a loan agreement with a director and investor, who was also a spokesperson for the Company. NuVim Powder LLC was owned 51% by the Company, 12.5% by the spokesperson, 12.5% by the director and 24% by a related vendor providing production services to the Company, and was to be the exclusive distributor of food powder products developed by the Company. The LLC was not active in 2004 and 2005. In February 2006, the Company acquired a 24% interest in the LLC not previously owned by it in exchange for a warrant to acquire 50,000 shares of Nuvim Inc. common stock at a price of $1.00. The warrant has a term of ten years.

NOTE 19 - INCOME TAXES

Based on the Company's operating losses, no provision for income taxes have been provided for the years ended December 31, 2004 and 2005. As of December 31, 2004 the Company had net operating losses of approximately $16,000,000, which expire though the year 2024. Due to the Company's initial public offering there is a change in ownership in accordance with relevant provisions of the Internal Revenue Code, which are expected to limit the realization of certain net operating losses.

At December 31, 2003 and 2004, the Company had deferred tax assets of approximately $4,800,000 and $5,440,000, respectively. A valuation allowance for the full amount of the deferred tax assets was established since it is more likely than not all of the deferred tax assets will not be realized. Deferred tax assets principally consist of net operating losses and accrued compensation expense.

In December 2004 and 2005, the Company received proceeds from the sale of the rights to approximately $3,340,000 and $3,075,264 of New Jersey state income tax losses, respectively. Based on an agreement with the State of New Jersey, the Company was allowed to allocate and sell their net operating loss representing $300,564 and $276,774 in 2004 and 2005, respectively, in potential tax benefits under the Technology Business Tax Certificate Program administered by the New Jersey Economic Development Authority. The Company received net proceeds of

$258,476 and $238,026 in 2004 and 2005, respectively, related to the sale and accordingly recorded them as a tax benefit in the year received.

NOTE 20 - SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

                                                                                                      December 31,
                                                                                               -------------------------
                                                                                                  2004            2005
                                                                                               --------       ----------
Adjustment for related party debt extinguishments through equity                               $ 71,912       $       --
Issuance of common stock in payment of accounts payable                                        $ 36,000       $   29,644
Issuance of common stock in payment of accrued compensation                                    $623,500       $       --
Issuance of common stock in payment of stockholder loans and accrued interest                  $345,043       $       --
Issuance of note payable for accounts payable-related party                                    $175,000       $       --
Issuance of note payable for accounts payable                                                  $150,000       $       --
Assignment of senior secured notes payable and accrued interest to related party               $     --       $2,679,498
Automatic conversion of notes payable                                                          $     --       $  245,000
Debt extinguished through issuance of common stock - see note 6                                $     --       $7,679,916
Issuance of common stock for paid advertising                                                  $     --       $  250,000
Issuance of common stock for accounts payable                                                  $     --       $  117,938
Warrants issued for convertible note debt discount                                             $     --       $   17,366
Settle deferred offering costs                                                                 $     --       $   95,000


NOTE 21 - COMMITMENTS

A. Royalty, License and Supply Agreement - Related Party

In March 2000 and amended in May 2004, the Company entered into an agreement for the exclusive licensing rights, in specific territories, to produce and market certain beverage products, patented and trademarked by SMBI. The agreement is for a term of 10 years commencing on the date of the amendment, May 2004, and provides for royalties of between 1% and 2% of net sales for the duration of the agreement. The exclusive licensing agreement can be cancelled by SMBI if the Company does not meet its annual purchasing commitment under the supply agreement (see below), in which case, SMBI agrees to negotiate in good faith for a non-exclusive supply agreement. Royalty expense of approximately $21,000 and $10,000 was recorded in the years ended December 31, 2004 and 2005, respectively, of which $21,000 and $10,000 are payable to SMBI at December 31, 2004 and 2005, respectively.

In January 2000 and amended in May 2004, the Company entered into a supply agreement with SMBI for the purchase of SMBI's proprietary immune whey protein concentrate. The agreement is for a term of 10 years, commencing on the date of amendment, May 2004. During the years ended December 31, 2004 and 2005, the Company purchased approximately $47,000, and $98,000, respectively, of the milk and whey protein concentrates from SMBI.

SMBI is the Company's sole source of this whey protein concentrate. If the Company is unable to obtain this product from SMBI, the Company's manufacturing and distribution processes could be severely disrupted and operations could be adversely affected.

The license and supply agreements are subject to the Company maintaining minimum purchases of SMBI's proprietary immune whey protein concentrate. The agreement requires the Company to purchase minimum amounts of whey protein which are determined annually by mutual agreement. The Company has met its minimum purchase agreement in 2005 of three metric tons (approximately $98,000). The 2006 commitment is approximately four metric tons ($172,000) in 2006. In each subsequent year the minimum purchase commitment is the greater of the prior year's actual purchases or 115% of the prior year's minimum purchase commitment. For each calendar year in which the Company fails to purchase its minimum purchase requirements, the Company shall pay to SMBI a sum equal to the contract price for the shortfall of product not purchased.

B. Lease

The Company leases office space under an agreement expiring in December 2006, with annual payments approximating $58,000. During the years ended December 31, 2004 and 2005, rent expense was approximately $58,000.

C. Employment Agreements

In September 2004, the Company entered into employment agreements with three of its executive officers that will become effective upon the closing of the proposed public offering of its common stock, which occurred on June 24, 2005. The employment agreements have a term of three years with an aggregate annual salary of $575,000.

The Company has entered into an employment agreement with another executive officer that has no specific termination date, with an initial $150,000 annual base salary.

D. NuVim Powder Co-Packer

In August of 2005 the Company issued a purchase order for approximately $50,000 for the production of the Nuvim Powder product. As of

December 31, 2005 approximately $25,000 of the order was filled and paid for and the remaining $25,000 was completed in 2006. There were no sales of the powder product in 2005.

NOTE 22 - RELATED PARTY TRANSACTIONS

A. Consulting Fees

Included in selling, general and administrative expenses are consulting fees to a stockholder and convertible note holder to act as general counsel and secretary of the Company of approximately $18,000 and $15,000 for the year ended December 31, 2004 and 2005, respectively.

Included in selling, general and administrative expenses are consulting fees to an immediate family member of an executive officer of the Company of approximately $27,000 and December 31, 2004.

B. Advertising and Legal Fees

The Company incurred approximately $92,000 of marketing and legal expenses for the year ended December 31, 2004 to an advertising agency and law firm, controlled by a board member, a member of his immediate family and an investor in NuVim Powder LLC.

C. Accounts Payable and Accrued Expenses - Related Parties

Accounts payable and accrued expenses - related parties consists of the following:



                                                       December 31,
                                                   --------------------
                                                     2004        2005
                                                   --------    --------
Royalty license and supply agreement - (a)         $487,000    $212,278
Consulting fees - (b)                                98,600      19,050
Legal fees - (b)                                      1,400
Advertising and Legal fees - (c)                     72,000
                                                   --------    --------
Total                                              $659,000    $231,328
                                                   ========    ========

(a)   Payable to SMBI, an approximate .09% stockholder of the Company.
(b)   See description of caption A. above.
(c)   See description of caption B. above

F. Amended Service Agreement - Spokesperson

On July 26, 2004, the Company entered into an amended services agreement with its spokesperson. Under the agreement, the Company agreed to issue a convertible promissory note (see Note 8) in payment of unpaid past services and enter into an amended agreement for services for the three year period ending in January, 2006.

On September 14, 2004, the Company entered into a second amendment to the Services Agreement, providing for the issuance of 30,000 shares of common stock and a warrant to purchase $650,000 of common stock at a fair market price to be determined based on a "maturity event," as defined in the agreement, in consideration for services to be provided under the amended services agreement during the years 2004, 2005 and 2006. The warrant expires 10 years after issuance. The number of shares and exercise price of the warrant are set according to the sooner of a "maturity event," as defined in the amended service agreement and the warrant agreement, or March 31, 2005, subsequently extended to May 31, 2005. In the event of a public stock offering of the Company's common stock on or prior to May 31, 2005, the warrant will be exercisable at the IPO price into the number of shares of common stock calculated by dividing $650,000 by the initial public offering price. If the maturity event is a sale of assets or a merger or acquisition, the share calculation price is determined depending on the nature of the maturity event. If a "maturity event" does not occur on or prior to May 31, 2005, the share calculation price will be the lesser of $1 or 80% of the purchase price per share in any subsequent financing, including this offering, depending on the outcome of certain future events defined in the agreement.

The stock issued and underlying the warrants are subject to 100% forfeiture if the spokesperson does not complete all services during the entire period under the Services Agreement. Therefore, no value will be ascribed to the stock and warrants until performance is complete in accordance with EITF 96-18.

NOTE 23 - SUBSEQUENT EVENTS

A. Stock Option Plan

In March 2006, the Board of Directors approved the 2006 Incentive Stock Option Plan for the benefit of its officers, employees and consultants. The plan Authorizes the grant of 1,500,000 shares of common stock. The plan will become effective upon approval of shareholders at the Company's annual meeting in May of 2006.

B. NuVim Powder LLC

In February, 2006 the Company issued a warrant to purchase 50,000 shares of common stock at $1.00 per share in exchange for a 24.5% interest in NuVim Powder LLC. The Warrants have a term of ten years.

C. Stock Issuances

In February 2006, the Company issued 50,000 shares of common stock to the company's Corporate Secretary and general counsel for services to be provided in 2006.

In February 2006, the Company issued 7,850 shares of common stock for public relations services to be provided in 2006.