Form 10QSB
period 2006-03-31
NUVIM INC
filed 2006-05-15
CIK 1170652

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period from             to

                          Commission File No. 000-50508

                                 NUVIM(R), INC.
                 (Name of Small Business Issuer in Its Charter)

               DELAWARE                                13-4083851
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                Identification No.)

       12 North State Route 17
             Paramus, NJ                                 07652
(Address of principal executive offices)               (Zip Code)

                                 (201) 556-1010
                           (Issuers Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

At May 9, 2006, 5,572,845 shares of the registrant's Common Stock, par value $0.00001 per share, were outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

================================================================================

                                   NUVIM, INC.

                         QUARTERLY REPORT ON FORM 10-QSB

                      QUARTERLY PERIOD ENDED MARCH 31, 2006

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
Balance Sheet - December 31,  2005 and March 31, 2006 (Unaudited)                                                3
Statements of Operations - For the three months ended March 31, 2006 and 2005 (Unaudited)                        4
Statement of Changes in Stockholders' Deficit for the three months ended March 31, 2006 and 2005 (Unaudited)     5
Statements of Cash Flows for the three months ended March 31, 2006 and 2005 (Unaudited)                          6
Notes to Financial Statements (Unaudited)                                                                        7
Item 2. Management's Discussion and Analysis or Plan of Operation                                               14
Item 3. Controls and Procedures                                                                                 28

PART II - OTHER INFORMATION
Item 1. Legal Proceedings                                                                                       29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                                             29
Item 3. Defaults upon Senior Securities                                                                         29
Item 4. Submission of Matters to a Vote of Security Holders                                                     29
Item 5. Other Information                                                                                       29
Item 6. Exhibits and Reports on Form 8-K                                                                        29
Signatures                                                                                                      30

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   NUVIM, INC.
                                 BALANCE SHEETS

                                                                              MARCH 31, 2006    DECEMBER 31, 2005
                                                                              --------------    -----------------
                                                                               (Unaudited)
                                  ASSETS
Current Assets:
  Cash and cash equivalents                                                   $        1,551    $         270,468
  Accounts receivable, net                                                            19,739               35,399
  Inventory                                                                          185,685              172,714
  Prepaid expenses and other current assets                                          233,984              328,915
                                                                              --------------    -----------------
    Total Current Assets                                                             440,959              807,496
Equipment and furniture, net                                                           1,276                1,502
Deposits and other assets                                                              8,547                8,547
                                                                              --------------    -----------------
    TOTAL ASSETS                                                              $      450,782    $         817,545
                                                                              ==============    =================

                    LIABILITIES AND STOCKHOLDERS'DEFICIT
Current Liabilities:
  Senior secured notes payable - related parties                              $      500,000    $         500,000
  Accrued interest - senior notes payable - related party                            134,160              119,160
  Secured convertible promissory notes, net of unamortized discount                   60,582               52,971
  Stockholder loans - subordinated convertible promissory notes                      225,000              225,000
  Accrued interest stockholder loans                                                  33,191               28,691
  Accounts payable                                                                   978,353              881,345
  Accounts payable and accrued expenses to related parties                           102,054              231,328
  Accrued expenses                                                                   178,098              269,968
  Accrued compensation                                                               577,182              420,100
  Rescinded series B offering payable                                                 18,920               18,920
  Other note payable, includes accrued interest of $2,542 and $14,467                150,792              147,467
                                                                              --------------    -----------------
    Total Current Liabilities                                                      2,958,332            2,894,950
                                                                              --------------    -----------------
Commitments and Contingencies
Stockholders' Deficit:
  Preferred Stock - 65,000,000 shares authorized: -0- issued and
   Outstanding
  Common Stock, 120,000,000 shares authorized, $.00001 par value,
   issued and outstanding, 5,093,745 at March 31, 2006                                    52                   51
  Additional paid-in capital                                                      18,232,162           18,167,605
  Accumulated deficit                                                            (20,739,764)         (20,245,061)
                                                                              --------------    -----------------
    Total Stockholders' Deficit                                                   (2,507,550)          (2,077,405)
                                                                              --------------    -----------------
  TOTAL LIABILITIES AND STOCKHOLDERS'DEFICIT                                  $      450,782    $         817,545
                                                                              ==============    =================

The Notes to Financial Statements are an integral part of these statements.

                                   NUVIM, INC.
                            STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED MARCH 31
                                   (Unaudited)

                                                                    2005              2006
                                                               --------------    --------------
Gross Sales                                                    $      375,719    $      271,073
Less: Discounts, Allowances and Promotional Payments                  166,843            94,852
                                                               --------------    --------------
Net Sales                                                             208,876           176,221
Cost of Sales                                                         207,835           121,231
                                                               --------------    --------------
Gross Profit                                                            1,041            54,990
Selling, General and Administrative Expenses                          536,691           512,673
                                                               --------------    --------------
Loss from Operations                                                 (535,650)         (457,683)
Other Income (Expense):
  Interest Expense                                                   (178,802)          (37,065)
  Interest Income                                                          --                45
  Gain on Forgiveness of Accounts Payable                                  --                --
                                                               --------------    --------------
    Total Other Income (Expense) - Net                               (178,802)          (37,020)
                                                               --------------    --------------
Net Loss Before Income Tax Benefit                                   (714,452)         (494,703)
Income Tax Benefit                                                         --                --
                                                               --------------    --------------
Net Loss                                                       $     (714,452)   $     (494,703)
                                                               ==============    ==============
Basic and Diluted Loss Per Share                               $        (1.73)   $         (.10)
                                                               ==============    ==============
Weighted Average Number of Common Shares Outstanding -
 Basic and Diluted                                                    414,073         5,054,278
                                                               ==============    ==============

The Notes to Financial Statements are an integral part of these statements.

                                   NUVIM, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                    FOR THE THREE MONTHS ENDED MARCH 31, 2006
                                   (Unaudited)

                                                 COMMON STOCK             ADDITIONAL                         TOTAL
                                           ---------------------------      PAID-IN      ACCUMULATED     STOCKHOLDERS'
                                              SHARES         AMOUNT         CAPITAL        DEFICIT          DEFICIT
                                           ------------   ------------   ------------   -------------    -------------
Balance at December 31, 2005                  5,034,995   $         51   $ 18,167,605   $ (20,245,061)   $  (2,077,405)
Shares issued for services                       58,750              1         33,557              --           33,558
Employee Share Based Compensation                    --             --         31,000              --           31,000
Net loss for the three months ended
 March 31, 2006                                      --             --             --        (494,703)        (494,703)
                                           ------------   ------------   ------------   -------------    -------------
Balance at March 31, 2006                     5,093,745   $         52   $ 18,232,162   $ (20,739,764)   $  (2,507,550)
                                           ============   ============   ============   =============    =============

The Notes to Financial Statements are an integral part of this statements.

                                   NUVIM, INC.
                            STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MARCH 31 2005 and 2006
                                   (Unaudited)

                                                                              2005              2006
                                                                         --------------    --------------
Cash Flow From Operating Activities:
  Net Loss                                                               $     (714,452)   $     (494,703)
  Adjustment to reconcile net loss to net cash used in operating activities:
  Depreciation                                                                    4,688               226
  Amortization of debt discount on notes payable                                     --             7,611
  Stock issued for services                                                          --            33,558
  Employee share based compensation                                                  --            31,000
  Provision for sales returns and allowances                                    166,843            94,852

  Changes in Operating Assets and Liabilities:
  Accounts receivable                                                          (208,124)          (79,192)
  Inventory                                                                     (23,936)          (12,971)
  Prepaid expenses and other current assets                                      40,385            94,931
  Accounts payable                                                              216,312            97,008
  Accrued compensation                                                          156,085           157,082
  Accrued expenses                                                              137,282           (91,870)
  Accrued interest                                                              164,047            22,825
  Accounts payable to related parties                                           (33,700)         (129,274)
                                                                         --------------    --------------
    Net Cash Used in Operating Activities                                       (94,570)         (268,917)

Cash Flow From Investing Activities:
  Purchase of equipment and furniture                                              (442)              (--)
                                                                         --------------    --------------
    Net Cash Used in Investing Activities                                          (442)              (--)

Cash Flow From Financing Activities:
  Proceeds of Related Party Advances                                             31,000                --
  Deferred Offering Costs                                                      (213,637)               --
                                                                         --------------    --------------
    Net Cash Used In Financing Activities                                      (182,637)               --
                                                                         --------------    --------------

Decrease in Cash and Cash Equivalents                                          (277,649)         (268,917)
Cash and Cash Equivalents at Beginning of Period                                277,649           270,468
                                                                         --------------    --------------
Cash and Cash Equivalents at End of Period                               $           --    $        1,551
                                                                         ==============    ==============

The Notes to Financial Statements are an integral part of these statements.

                                   NUVIM, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1 - BUSINESS AND BASIS OF PRESENTATION

A.      BUSINESS

NuVim, Inc. (The "Company") markets and distributes dietary supplement beverages which enhance the immune system, promote sturdy joints, muscle flexibility and muscle recovery. The Company distributes its products through supermarkets in approximately 13 states, predominantly on the East Coast. The Company's beverage products contain certain micronutrients which Stolle Milk Biologies, Inc. ("SMBI") has patented. Spencer Trask Specialty Group, LLC ("ST") is the controlling stockholder of SMBI, SMBI and ST collectively are micronutrients, which can be terminated by SMBI under certain conditions.

B.      GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred net losses of $494,703 and $714,452 for the three months ended March 31, 2006 and 2005 respectively. Management also expects operating losses to continue in 2006 and 2007. The Company has negative working capital of $2,517,373 and a Total Stockholders Deficit of $2,507,550. The Company's continued existence is dependent upon its ability to secure adequate financing to fund future operations and commence profitable operations. To date, the Company has supported its activities through equity investments, the sale of preferred common stock, notes payable and cash advances from related parties and stockholders. It is the Company's intention to raise additional capital through additional borrowings and sales of its equity securities. No assurance can be given that these funding strategies will be successful in providing the necessary funding to finance operations of the Company. Additionally, there can be no assurance, even if successful in obtaining financing, the Company will be able to generate sufficient cash flows to fund future operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustment relating to the recoverability and classification of recorded assets or amounts and classification of liabilities that might be necessary related to this uncertainty.

C.      BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited interim consolidated financial statements as of March 31, 2006 and 2005 reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of its financial position as of March 31, 2006 and as of the result of its consolidated operations and its consolidated cash flows for the periods ended March 31, 2006 and 2005.

The Unaudited Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Current Report on Form 10KSB for the year ended December 31, 2005.

NOTE 2 -CRITICAL ACCOUNTING POLICIES

A.      STOCK BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R (revised 2004), "Share-Based Payment" which revised Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation" This statement supercedes Opinion No. 25, "Accounting for Stock Issued to Employees." The revised statement addresses the accounting for share-based payment transactions with employees, eliminates the ability to account for share-based compensation transactions using the intrinsic value method pursuant to APB 25 and requires that the compensation costs relating to such transactions be recognized in the statement of operations. The revised statement has been implemented by the Company effective January 1, 2006. The Company continued to account for stock awards issued to non-employees under the fair value method as described in EITF 96-18 "Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services."

The implementation of FAS No. 123R has the following effect on the statement of operations for the three month period ending March 31, 2006:

        Net loss before stock option expense ...............     $   (464,000)
        Less Stock Option Expense ..........................          (31,000)
                                                                 ------------
        Net Loss as Reported ...............................     $   (495,000)
                                                                 ============

For the 2005 fiscal year, the Company accounted for its employee incentive stock option plans using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees." Had the Company determined compensation expenses based on the fair value at the grant dates for those awards consistent with the method of SFAS 123, the Company's net loss per share would have increased to the following pro forma amounts:

                                                                          THREE MONTHS
                                                                              ENDED
                                                                         MARCH 31, 2005
                                                                         --------------
Net income (loss) - as reported ..................................       $     (714,000)
Add: total stock based employee  compensation  expense  determined
     under fair value based methods ..............................               (5,000)
                                                                         --------------
Net income (loss) - pro forma ....................................       $     (719,000)
                                                                         ==============
Net income (loss) attributable to common stockholders per share:
     Basic and diluted net loss per share as reported ............       $        (1.73)
                                                                         ==============
     Pro forma and diluted basic loss per share ..................       $        (1.74)
                                                                         ==============

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                MARCH 31, 2005
                                                --------------
Risk free annual interest rate ............          4.30%
Expected volatility .......................           90%
Expected life .............................         7 years
Assumed dividends .........................          None

Effective January 1, 2006, the Company adopted FAS No. 123R utilizing the modified prospective method. FAS No. 123R requires the recognition of stock based compensation expense in the financial statements.

Under the modified prospective method, the provisions of FAS No. 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of FAS 123, "Accounting for Stock Based Compensation", shall be recognized in net earnings in the periods after the date of adoption. Stock based compensation consists primarily of stock options. Stock Options are granted to employees at exercise prices equal to the fair market value on the dates of grant. Stock options generally vest over three years and have a term of seven years. Compensation expense for stock options is recognized over the period for each separate vesting portion of the stock option award.

The fair value for options issued prior to January, 2006 was estimated at the date of grant using a Black-Scholes option-pricing model. The risk free rate was derived from the U.S. Treasury yield curve in effect at the time of the grant. The volatility factor was determined based on a comparison to companies with similar characteristics. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options

A summary of the status of the Company's options for the three months ended March 31, 2006 is as follows:

                                                                  WEIGHTED
                                                                   AVERAGE                      AGGREGATE
                                                                  EXERCISE       REMAINING      INTRINSIC
                                                   SHARES           PRICE          LIFE           VALUE
                                                ------------    ------------   ------------   ------------
Balance at beginning of period ............        1,643,316    $       1.01      9.9 years   $       0.00
Granted ...................................               --              --             --             --
Cancelled or Expired ......................              (--)             --             --             --
Exercised .................................               --              --             --             --
                                                ------------    ------------   ------------   ------------
Outstanding at the end of the period ......        1,643,316    $       1.01      9.6 years   $       0.00

A summary of the status of the Company's nonvested shares as of March 31, 2006, and changes during the three months ended March 31, 2006 is presented below:

                                                                                 WEIGHTED-
                                                                  WEIGHTED-       AVERAGE
                                                                   AVERAGE       REMAINING
                                                                 FAIR VALUE     CONTRACTUAL
                                                  NUMBER OF       AT GRANT         TERM
                                                   SHARES           DATE        (In years)
                                                ------------    ------------   ------------
Non-vested shares at December 31, 2005 ....          492,156    $       1.00            9.5
Options granted ...........................               --              --             --
Options vested ............................              (--)             --             --
Options forfeited or expired ..............              (--)             --             --
                                                ------------    ------------   ------------
Non-vested shares at March 31, 2006                  492,156    $       1.00            9.5
                                                ============    ============   ============

As of March 31, 2006, there was approximately $340,000 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.75 years.

B.      RECLASSIFICATIONS

Certain reclassifications were made to the 2005 financial statements in order to conform to the 2006 financial statements.

C.      LOSS PER SHARE

Loss per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share and SEC Staff Accounting Bulletin No. 98. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. These common stock equivalents have been omitted from earnings per share because they are anti-dilutive, accordingly, basic and diluted EPS were the same for the three months ended March 31, 2006 and 2005. Common stock equivalents outstanding at March 31, 2006 consisted of 1,643,316 incentive stock options and warrants to purchase 7,473,937 shares of common stock.

D.      RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Correction ("SFAS 154"), which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The adoption of SFAS 154 did not have an impact on the Company's consolidated financial statements.

The FASB issued FASB Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations" in March 2005. FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. This Interpretation also clarifies the circumstances under which an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. This guidance did not have a material affect on the Company's financial statements.

NOTE 3 - EMPLOYEE STOCK OPTIONS

In January 2005, the Board of Directors approved the 2005 Incentive Stock Option Plan for the benefit of its officers, employees and consultants. The Board also approved the 2005 Directors' Stock Option Plan for the Company's board members. These plans became effective concurrently with the closing of the Company's initial public offering. The Plans expire ten years from the date of adoption. The Company is authorized to grant options for up to 1,500,000 common shares under the employee plan, and 200,000 under the directors plan. Under each Plan, the option price of an ISO may not be less than the fair market value of a share of common stock on the date of grant. An ISO may not be granted to a "ten percent stockholder" (as such term is defined in Section 422 of the Internal Revenue Code) unless the exercise price is at least 110% of the fair market value of the common stock and the term of the option may not exceed five years from the date of grant. Nonqualified stock options under both plans may be granted at exercise prices equal to or greater than 85% of the fair market value on the date of grant. The maximum term of each stock option granted to persons other than ten percent stockholders is ten years from the date of the grant. The Company may also grant options to purchase up to 35,373 shares of common stock under three plans adopted in 2000, 2001 and 2003, which have similar terms.

A summary of the activity in the Plans is as follows:

                                                                 WEIGHTED
                                                                  AVERAGE
                                                 NUMBER OF       EXERCISE
                                                   SHARES         PRICE
                                                ------------   ------------
Outstanding December 31, 2005                      1,643,316   $       1.01
Cancelled                                                 --             --
Issued                                                    --             --
                                                ------------
Outstanding March 31, 2006                         1,643,316   $       1.01
                                                ============

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

The weighted average remaining contractual life of options outstanding was 9.9 and 9.6 years as of December 31, 2005 and March 31, 2006.

Pro-forma information regarding net loss is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. Since there is not trading history for the Company's stock, the fair value of the Company's issued options and warrants were estimated at the date of grant using the fair value method with the following assumptions:

        Assumptions:
        Risk-free rate                                                  4.30%
        Dividend yield                                                  0
        Volatility factor of the expected market                        90%
        Price of the Company's common stock                             1.00
        Average life                                                    7 Years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

NOTE 4 - SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

                                                                  Three Months Ended
                                                           -------------------------------
                                                           March 31, 2006   March 31, 2005
                                                           --------------   --------------
           Interest Paid                                           -0-              -0-

NOTE 5 - SUBSEQUENT EVENTS

        On April 10, 2006, Paulson Investment Company, Inc. and the Company entered into a Placement Agent Agreement pursuant to which Paulsen would attempt to place up to 2,500,000 shares (subject to additional allocations with the consent of Paulsen and the Company) of the Company's common stock with accredited investors. Paulson is the company that served as underwriter of NuVim's recently completed initial public offering of securities. Under the agreement a commission of seven percent would be paid to the selling broker and Paulsen would receive an unaccountable expense allowance of three percent of the total amount placed under the agreement. The agreement also provides that the Company will use its best efforts to register the shares to be sold under the Securities Act of 1933, as amended within 120 business days of the sale of 2,500,000 shares.

        As of May 15, 2006, at total of 1,935,000 shares have been placed for a total of $387,000.

        On April 7, 2006 the Company agreed with Messrs. Clark and Moger to acquire their respective 12.5% interests in NuVim Powder LLC., the powder subsidiary, for 225,000 shares of Company common stock each. The Company executed the agreement on April 18. 2006. The Company shares were exchanged for the interests in the powder subsidiary on April 20, 2006.

        In April 2006 the Company and two current and one retired executives reached agreement on the number of shares to be granted in lieu of a cash bonus for 2005 and the additional restrictions to be imposed on their ability to sell the shares. A total of 661,500 shares were granted, 341,500 to Mr. Kundrat, the CEO, 200,000 to John L. Sullivan, the Vice-President of Sales, and 120,000 to Paul J. Young, who was until April 1, 2006 the Vice President of Operations and is now a member of the Advisory Board.

        On April 30, 2006 the Company issued 183,955 shares of common stock to a former executive in payment of an incentive stock grant for 2005 and past due salary.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-QSB. This discussion contains forward-looking statements that are based on our management's beliefs and assumptions and on information currently available to our management. Forward-looking statements include, but are not limited to, statements regarding:

    o possible or assumed future results of operations, including statements regarding revenue mix, cost of revenues, promotion of our products through advertising, sampling and other programs, changes to our internal financial controls, trends in our operating expenses and provision for income taxes, increased costs as a result of becoming a public company and expenses related to stock-based compensation;

    o financing plans, including the adequacy of financial resources to meet future needs;

    o business strategies, including any expansion into new products;

    o our industry environment, including our relationships with our significant customers and suppliers;

    o potential growth opportunities; and

    o the effects of competition.

        Some of our forward-looking statements can be identified by use of words
such  as  "may,"   "will,"   "should,"   "potential,"   "continue,"   "expects,"
"anticipates," "intends," "plans," "believes" and "estimates."

        Forward-looking statements involve many risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements for a number of reasons, including those appearing under the caption "Factors Affecting Operating Results" and elsewhere in this Quarterly Report on Form 10-QSB. The cautionary statements contained or referred to in this report should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We undertake no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

        We produce, market and distribute NuVim(R) dietary supplements in ready to drink beverage form and in powder for mixing with water or adding to other beverages. Both forms of our beverages have two exclusive and patented micronutrients, MunePro(R) and Accuflex(R). MunePro(R) enhances the immune system and AccuFlex(R) helps build muscle flexibility, sturdy joints and muscle recovery. These micronutrients have been clinically proven to enhance the immune system, muscle flexibility and athletic performance after 19 studies, 8,000 case histories and an expenditure of $50 million.

        We focus on developing the NuVim(R) brand through a mix of advertising and promotional programs that build consumer awareness, trial and repeat purchases. The marketing consists of newspaper advertising/advertorials, product sampling, coupon distribution, and promotional price discounts. These marketing expenditures are essential to build the NuVim(R) brand. We continue to test various ways to find the most cost efficient means to use these marketing funds to increase consumer awareness, trial and repeat purchases. We believe that these advertising and promotional activities are critical to the growth of our business and expect to continue these programs in the future.

        We have distributed our refrigerated beverages since the year 2000 and are in approximately 2,100 Supermarkets in the Eastern United States. In 2002 company revenues were $3.5 million. However, we eliminated most advertising and marketing support for our product in the second half of 2002 due to a lack of funding. We recapitalized our company in June 2005 through the conversion of approximately $7.7 million of debt into common stock and an initial public offering of our common stock. Since that time we have concentrated our limited financial resources on developing and supporting distribution opportunities that we believe will provide the greatest sales expansion potential. We also developed a powder version of our product to be sold through direct distribution such as the internet and infomercials, as well as retail outlets. Sales of the product to date have not been material. We expect NuVim Powder LLC to begin marketing the NuVim(R) powder products through an internet affiliate marketing program in May 2006.

        We have launched an equity funded print news media campaign to educate consumers about the benefits of NuVim(R) and create market awareness for our product. In November, 2005 we issued 250,000 shares of common stock, a warrant to purchase 250,000 shares of common stock at $1.50 and a warrant to purchase 250,000 shares of common stock at $2.00 as payment for a contract to provide $3,000,000 worth of nationally syndicated print features at standard rates, at a discounted amount. The media program which began in January 2006 and will continue for approximately twelve months or until the contracted amount of the newspaper features has been completed.

        Case shipments of our refrigerated product declined by 5,932 or 28.7% during the first quarter of 2006 as compared to the same period in the prior year. The reasons for the decline included a reduction in the number of the Publix warehouses stocking NuVim, and declines in the markets that have not been supported with advertising or consumer promotion. During 2006 we continued to have had limited funding to support product sampling and advertising programs, which we believe are critical to maintain and increase sales of our products. Therefore, we have focused our spending on product sampling in accounts that we believe will offer the greatest potential for sales growth and expansion opportunities until we are able to raise funding for additional marketing programs.

        In late 2003 we began a test program with a single Wal-Mart supercenter. In late 2004 the test was expanded to 43 supercenters and then further expansion to 120 supercenters in late 2005 that covered most of the Wal-Mart supercenters in the State of Florida. During the 2005 expansion the number of NuVim(R) varieties carried by the supercenters was increased from two to three. First quarter 2005 Wal-Mart sales were 8% of the total 2005 first quarter sales. In April 2006, we increased our distribution to the entire southeast region, encompassing 312 supercenters in 6 states.

        The table set forth below discloses selected data regarding sales for the quarters ended March 31, 2006 and 2005. The data is not necessarily indicative of continuing trends.

        Sales of beverages are expressed in unit case volume. A "unit case" means a unit of measurement equal to 512 U.S. fluid ounces of finished beverage (eight 64-ounce containers). Unit case volume means the number of unit cases (or unit case equivalents) of beverages directly or indirectly sold by us. Gross cases sold to the customer represent the number of cases shipped to the customer prior to any returned cases containing product that has not been sold by its expiration date.

UNIT CASE VOLUME/CASE SALES

                                             THREE MONTHS ENDED
                                                  MARCH 31,
                                           -----------------------
                                              2006         2005
                                           ----------   ----------
                    Gross Cases Sold           14,747       20,679
                    Gross Sales            $  271,073   $  375,719
                    Net Sales              $  176,221   $  208,876

        Gross sales are the amount invoiced to customers, while net sales deduct from gross sales any payment or discount terms, promotional allowances, slotting fees, warehouse damage and returned goods in accordance with the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer. In some accounts we pay slotting fees when our products are initially introduced to a new account and run price feature promotions to encourage trials of our product. As brand loyalty grows in a market, we anticipate that we will be able to run fewer price promotions and will not incur the one time additional slotting fees to gain new distribution. Cases sold decreased 5,932, or 28.7%, for the three months ended March 31, 2006, when compared to the same quarter in 2005. As discussed above, we believe that the number of cases sold is directly impacted by the effectiveness of advertising, sampling and marketing activities we are able to fund in support of our refrigerated product. We have not had funding available to fund advertising and marketing programs on a sustained basis across the majority of the stores our products are distributed in since mid 2002. This has caused sales to decline in those markets. Since we recapitalized our Company in June of 2005 we have concentrated our marketing programs on selected growth opportunities for our refrigerated product and the introduction of our NuVim Powder product line. We believe these initiatives will provide better opportunity for long term growth and increase sales in our existing markets by creating market awareness for our product.

RESULTS OF OPERATIONS

Results of operations for the three months ended March 31, 2006 compared to the three months ended March 31, 2005

        Gross Sales. For the three months ended March 31, 2006, gross sales were $271,073, a decrease of $104,646, or 28% lower than gross sales of $375,719 for the three months ended March 31, 2005. The decrease in gross sales is primarily attributable to a decrease in case volume in stores in New York, New Jersey, Pennsylvania, Virginia and Maryland, and decreased sales to the Publix supermarket chain, partially offset by increased sales at Wal-Mart Supercenters. We have not had funds to support advertising and sampling of our products in our existing stores since mid 2002, including the Publix Supermarket chain which we added in August of 2004, resulting in declining sales. In June of 2005, we restructured our balance sheet through the issuance of common stock, but were only able to raise a limited amount of funds for advertising and sampling programs. We have focused these limited resources on selected opportunities with future expansion potential, and the introduction of a powder product, until such time as we are able to fund programs across all of our markets. The powder products offer a much higher gross profit to help bring the company to profitability.

        Discounts, Allowances and Promotional Payments. For the three months ended March 31, 2006, promotional allowances and discounts were $94,852, a decrease of $71,991 or 43%, from the promotional allowances and discounts of $166,843 for the three months ended March 31, 2005. This decrease is primarily attributable to lower sales volume and lower coupon expense resulting from a sampling and coupon program at the Publix chain in the first quarter of 2005 that was not repeated in 2006. We record the price reductions, which are reimbursed by us to the retailers, in accordance with Financial Accounting Standards Board Emerging Issues Task Force, No. 01-09, Accounting for Consideration Given by a Vendor to a Customer. We expect to continue to use price promotions and coupon distribution selectively as a means to promote consumer sampling and trial of our product into the foreseeable future. As the product matures and a higher percentage of users of our product are repeat purchasers, we expect coupon expense, relative to gross sales, to decline. Product returned after its expiration date increased primarily due to the lower sales volume discussed above. Total Discounts, Allowances and Promotional payments as a percentage of gross sales decreased from 44% for the three months ended March 31, 2005 to 35% for the three months ended March 31, 2006.

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                       -----------------------    INCREASE
                                                          2006         2005      (DECREASE)    PERCENTAGE
                                                       ----------   ----------   ----------    ----------
Discounts for timely payment                           $    5,894   $    4,685   $    1,209            26%
Product returned after its expiration date                 34,545       31,001        3,544            11%
Promotional  price  allowances,  coupons  and other
 incentives                                                54,413      115,157      (60,744)          (53)%
Slotting fees                                                  --       16,000      (16,000)         (100)%
                                                       ----------   ----------   ----------    ----------
Total Discounts, Allowances and Promotional
Payments                                               $   94,852   $  166,843   $  (71,991)          (43)%
                                                       ==========   ==========   ==========    ==========

        Net Sales. Net sales for the three months ended March 31, 2006 were $176,221, a decrease of $32,655, or 16% lower than net sales of $208,876 for the three months ended March 31, 2005. The decrease in net sales is primarily attributable to the decreased case sales and a decrease in the promotional pricing discussed above.

        Cost of Sales. For the three months ended March 31, 2006, cost of sales was $121,231, a decrease of $86,604, or 42% lower than cost of sales of $207,835 for the three months ended March 31, 2005. Cost of sales as a percentage of gross sales decreased to 45% for the three months ended March 31, 2006, compared to 55% for the three months ended March 31, 2005. The decrease in cost of sales was primarily the result of lower case volume.

        Gross Profit. Gross profit was $54,990 for the three months ended March 31, 2006, an increase of $53,949 from the $1,041 gross profit for the three months ended March 31, 2005. Gross profit as a percentage of gross sales was 19% for the three months ended March 31, 2006 compared to gross profit of approximately one quarter of one percent for the three months ended March 31, 2005. The increase in gross profit as a percentage of gross sales was primarily due to the to lower cost of goods. Gross profit for the first quarter of 2006 as a percentage of net sales was 30% as compared with approximately one-half of a percent in the same period in 2005.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses were $512,673 for the three months ended March 31, 2006, a decrease of $24,018, or 4% from selling, general and administrative expenses of $536,691 for the three months ended March 31, 2005. Selling, general and administrative expenses exceeded net sales in both periods as we are still in an early stage of our development and have not achieved sales volumes sufficient to generate net sales in excess of our selling, general and administrative expenses. The decrease in selling, general and administrative expenses is primarily due to decreases product sampling expenses. During the three months ended March 31, 2005 we promoted our product through in store sampling, including a program at the Publix Supermarket chain. We had no extensive sampling activities in the first quarter of 2006 due to a lack of funding. We expect to out source the financial services beginning in the second quarter of 2006 to decrease administrative costs. We feel that out sourcing this service at this time can decrease cost without decreasing effectiveness. We have also out sourced the operations work which will further decrease administrative costs going forward.

        Loss from Operations. Loss from operations was $457,683 for the three months ended March 31, 2006 compared to $535,650 for the three months ended March 31, 2005. The $77,967 decrease in loss from operations was primarily attributable to the increased gross profit and decreased operating expenses described above.

        Interest Expense. Interest expense was $37,065 for the three months ended March 31, 2006, a decrease of $141,737, or 79%, from interest expense of $178,802 for the three months ended March 31, 2005. The decrease in interest expense is primarily attributable to the retirement of indebtedness. On June 24, 2005, in connection with the closing of our initial public offering, we extinguished approximately $7.7 million of indebtedness through the issuance of common stock.

        Net Loss. Net loss was $494,703 for the three months ended March 31, 2006 compared to $714,452 for the three months ended March 31, 2005. The $219,749 decrease in net loss was primarily attributable to the improved operating results and the lower interest expense discussed above.

LIQUIDITY AND CAPITAL RESOURCES

        Our operations to date have generated significant operating losses that have been funded through the issuance of common stock and external borrowings. We will require additional sources of outside capital to continue our operations. Additionally secured convertible promissory notes with a face amount of $67,600 are due June 23, 2006 and senior secured promissory notes with a principal amount of $500,000 are due on November 30, 2006. We also have outstanding notes payable with a principal balance of approximately $375,000, and approximately $350,000 of accounts payable for which the holders have agreed to defer payment until a subsequent financing. We are currently seeking additional financing through the sale of equity securities, and negotiating modified payment terms with our creditors, but there can be no assurance we will be successful in this endeavor.

        In April 2006 we signed a placement agent agreement with Paulsen Investment Company. Inc. pursuant to which they undertook to privately place up to 2,500,000 restricted shares of our common stock (with a possible 50% over allocation) at a price of twenty cents per share to raise $500,000. As of the date hereof, $387,000 has been received.

        In March 2006 the board and compensation committee authorized a total of 661,500 shares of common stock in lieu of the executive cash bonuses for 2005 and agreed with these executives to defer the payment of their 2005 accrued salaries until 2007 and established the parameters for settling these accruals in common stock. Also in March 2006, 50,000 shares of common stock to the new corporate secretary for a portion of his 2006 fees. Finally, in March 2006, NuVim issued 8,750 shares of common stock to SmallCapVoice.com, for investor relations services.

        Also in April 2006, our former CFO agreed to accept a total of 183,955 shares of common stock for a portion of the salary remaining due to him on the date of his resignation and in lieu of this 2005 bonus.

        We will need to raise additional financing to pay our past due obligations, fund operating losses and to support sales and marketing programs to increase sales of our products. If we are not able to identify additional sources of financing, we may not be able to continue operations beyond June 2006.

        Net cash used in operating activities for the three months ended March 31, 2006 was $268,917 compared to cash used in operating activities of $94,570 during the same period in 2005. The increase in cash used by operating activities of $174,347 was primarily attributable to a payment of $202,000 to SMBI, the exclusive provider of the proprietary whey protein concentrate used in our products, in full settlement of past due balances due to them.

        No cash was provided by financing activities during the three months ended March 31, 2006, compared to $31,000 provided by related party advances offset by an expenditure of 213,637 for deferred offering costs during the three months ended March 31, 2005.

APPLICATION OF RECENT AND CRITICAL ACCOUNTING POLICIES AND PRONOUNCEMENTS

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Correction ("SFAS 154"), which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The adoption of SFAS 154 did not have an impact on the Company's consolidated results of operations and financial condition.

The FASB issued FASB Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asst Retirement Obligations" in March 2005. FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. This Interpretation also clarifies the circumstances under which an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. This guidance did not have a material affect on the Company's financial statements.

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

        PLACEMENT AND PROMOTIONAL ALLOWANCES AND CREDITS FOR PRODUCT RETURNS

        As an inducement to our customers to promote our products in preferred locations of their stores, we provide placement and promotional allowances to certain customers. We also provide credits for customer coupon redemptions, consumer price reductions, and product which has not been sold by its expiration date. These allowances and credits are reflected as a reduction of revenue in accordance with Emerging Issues Task Force ("EITF") No. 01-9, which requires certain sales promotions and customer allowances previously classified as selling, general and administrative expenses to be classified as a reduction of sales or as cost of goods sold. Provisions for promotional allowances are recorded upon shipment and are typically based on shipments to the retailer during an agreed upon promotional period. We expect to offer promotional allowances at historical levels in the near future as an incentive to our customers. One time per account slotting or placement fees are deducted from revenue in the period paid. Provisions for coupon redemptions and product returned that has reached its expiration date are based on historical trends. Information such as the historical number of cases returned per unit shipped, product shelf life, current sales volume, and coupons distributed during the period are used to derive estimates of the required allowance. As we expand production and introduce new products, we may incur increased levels of returned goods. Also, our estimates assume we will continue as a going concern and maintain distribution with wholesalers and supermarkets that currently carry our product. If a supermarket or wholesaler discontinues our product, we may experience return rates in excess of our historical trend. This could result in material charges to future earnings for reimbursements to our customers for returned, unsold product.

        ACCOUNTS RECEIVABLE

        We evaluate the collectablity of our trade accounts receivable based on a number of factors. Accounts receivable are unsecured, non-interest bearing obligations that are typically due from customers within 30 days of the invoice date. We apply collections in accordance with customer remittance advices or to the oldest outstanding invoice if no remittance advice is presented with payment. We provide an incentive to customers for paying in less than 30 days which results in our overall receivables to be approximately 17 days.

        We estimate an allowance for doubtful accounts and revenue adjustments based on historical trends and other criteria. We have had only one account that could not be collected. Further, as accounts receivable outstanding are deemed uncollectible or subject to adjustment, these allowances are adjusted accordingly. In circumstances where we become aware of a specific customer's inability to meet its financial obligations to us, a specific reserve for bad debts is estimated and recorded which reduces the recognized receivable to the estimated amount we believe will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our recent past history and an overall assessment of past due trade accounts receivable outstanding. We also estimate the amount of credits for product placement, promotion and expired product that are expected to be issued for product sold based on an evaluation of historical trends and record an allowance when the sale is recorded.

        INFLATION

        We do not believe that inflation had a significant impact on our results of operations for the periods presented.

        OFF-BALANCE SHEET TRANSACTIONS

        At March 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

WE WILL NEED TO RAISE ADDITIONAL CAPITAL.

        We are currently operating at a loss and expect our expenses to continue to increase as we expand our product line as well as our geographic presence throughout the United States. To date, we have relied primarily on financing transactions to fund operations. We could face unforeseen costs such as an increase in transportation costs resulting from the recent significant increases in the cost of fuel; or our revenues could fall short of our projections because retail outlets discontinue ordering our products or for reasons unrelated to our products, such as a revenue decline due to changes in consumer habits and preferences or we may achieve lower margins than planned on our products due to cost increases or competitive pricing pressure. We will need another infusion of capital to continue to fund our operations in 2006. Paulsen Investment Company. Inc. has undertaken to raise $500,000 and is now privately placing up to 2,500,000 restricted shares of our common stock (with a possible 50% over allocation) at a price of twenty cents per share. As of the date hereof, $387,000 has been received.

We will still continue to need additional funds to continue its operations. New sources of capital may not be available to us when we need it or may be available only on terms we would find unacceptable. If such capital is not available on satisfactory terms, or is not available at all, we will be unable to continue to fully develop our business and our operations and financial condition will be materially and adversely affected. Such a lack of additional funding could force us to cease operations altogether. Debt financing, if obtained, could increase our expenses and would be required to be repaid regardless of operating results. In addition, if we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the rights of our ordinary shares and our shareholders may experience additional dilution. Any such developments can adversely affect your investment in our company, harm our financial and operating results, and cause our share price to decline.

OUR AUDITORS HAVE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

        In their report in connection with our 2005 financial statements, our auditors included an explanatory paragraph stating that, because we have incurred net losses and have a net capital deficiency for the years ended December 31, 2004 and 2005, and, as of March 31, 2006, we were in default on approximately $1 million of notes payable due upon our next financing, there is substantial doubt about our ability to continue as a going concern. Our continued existence will depend in large part upon our ability to successfully secure additional financing to fund future operations. Our initial public offering was not sufficient to completely alleviate these concerns; the proceeds have been adequate to fund operations to date, but we will need to raise additional funding to continue operations. If we are not able to achieve positive cash flow from operations or to secure additional financing as needed, we will continue to experience the risk that we will not be able to continue as a going concern.

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

        We have approximately $1.5 million of indebtedness that is payable out of proceeds of additional financing that we secure.

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

WE HAVE A HISTORY OF LOSSES AND WE EXPECT TO CONTINUE TO OPERATE AT A LOSS FOR THE FORESEEABLE FUTURE.

        Since our inception in 1999, we have incurred net losses in every year, including net losses of $2,239,440 for the year ended December 31, 2003, $2,131,581 for the year ended December 31, 2004, 2,234,865 for the year ended December 31, 2005 and $494,703 for the three months ended March 31, 2006. We had a working capital deficit of $2,517,373 at March 31, 2006 and have negative cash flows from operations. As a result of ongoing operating losses, we also had an accumulated deficit of $20,739,764 and a stockholders' deficit of $2,507,550 at the same date. We expect to incur losses until at least through 2006 and may never become profitable. We also expect that our expenses will increase substantially for the foreseeable future as we seek to expand our product line and sales and distribution network, implement internal systems and infrastructure and comply with the legal, accounting and corporate governance requirements imposed upon public companies. These ongoing financial losses may adversely affect our stock price.

OUR SUCCESS SUBSTANTIALLY DEPENDS ON MAINTAINING OUR RELATIONSHIPS WITH SMBI.

        SMBI is the holder of certain patents and trademarks that cover the micronutrients that we use in our products and is our only supplier of those micronutrients. We have a license agreement and a supply agreement with SMBI, both of which are critical to our business and expire in 2014. Under the SMBI license agreement, we have the right to use SMBI's intellectual property for the production and distribution of carbonated and noncarbonated beverages incorporating the micronutrients that provide the health benefits of our products. SMBI also supplies the key ingredient in our products under the terms of the supply agreement. These agreements contain cross-termination provisions, and therefore, we risk losing both our rights to the licensed use of the micronutrients and other SMBI intellectual property needed for our business, as well as our sole source of supply, if either agreement is terminated in accordance with its terms. Furthermore, any exclusive rights we enjoy under the license and supply agreements may be jeopardized if we fail to satisfy certain minimum purchase requirements. In addition, SMBI and its affiliate, Spencer Trask Specialty Group, LLC ("Spencer Trask"), are founders and significant stockholders of our company and, as such, SMBI has provided us with favorable terms under the supply contract. However, due to our relationship with Spencer Trask, there is a potential for conflicts of interest between SMBI and us. If we are unable to obtain the whey protein concentrate from SMBI for any reason, our manufacturing and distribution processes could be severely disrupted, and our operations could be adversely affected. We are aware of only one other source that might be able to provide an immune enhancement whey protein but it does not contain LactoActin and LactoMune, which are proprietary to SMBI, and we are not certain of its effectiveness. Moreover, it is our understanding that this ingredient would not provide the muscle flexibility health benefit that we achieve by using the SMBI whey protein concentrate. In addition, even if we are able to find acceptable alternative sources of supply, the new terms would likely be less favorable than those that we receive from SMBI. Accordingly, it is critical that we continue to meet all of our material obligations under both the license agreement and the supply agreement. In the past, we have not always been able to do so because of a lack of financial resources. We paid SMBI $250,000 of past due payables out of the net proceeds of our initial public offering and an additional payment of $200,000 in January 2006 which secured the NuVim trademark for us. We do not owe SMBI any past due payments and are currently on net 30 day payment terms for the SBMI whey protein.

OUR BUSINESS DEPENDS ON THE ACCEPTANCE OF OUR PRODUCTS IN BOTH EXISTING AND NEW MARKETING AREAS.

        We intend to expand into new geographic areas and broaden our product offerings to generate additional sales. Our refrigerated beverage products are currently available in the northeastern United States and, recently, portions of the south, but our beverage products have not yet been widely distributed. We do not know whether the level of market acceptance we have received in our current markets for our products will be matched or exceeded in the geographic locations we are newly serving or in other areas of the country as we expand our distribution in the future. We also will need to raise additional financing to support this expansion.

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

EXPANSION OF OUR BUSINESS IS DEPENDENT ON OUR ABILITY TO EXPAND PRODUCTION.

        We currently manufacture our refrigerated product line at Clover Farms Dairy in Reading, Pennsylvania. Our ability to expand beyond our current marketing areas depends on, among other things, the ability to produce our product in commercial quantities sufficient to satisfy the increased demand. Although our present production capacity is sufficient to meet our current and short-term future production needs, production capacity may not be adequate to supply future needs. If additional production capacity becomes needed, it will be necessary to engage additional co-packers or to expand production capacity at our present co-packer facility. If we expand production at Clover Farms Dairy, we risk having to pay significantly greater transportation costs to transport our products to warehouses in other regions of the United States. Any new co-packing arrangement raises the additional risk of higher marginal costs than we currently enjoy since we would be required to negotiate new terms with any new co-packer. We may not be able to pass along these higher costs to our customers. If we are unable to pass along the higher production costs imposed by new co-packers to our customers, we either will suffer lower gross margins and lower profitability, once achieved, or we may be unable to expand our business as we have planned, which could disappoint our stockholders.

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

ITEM 3. CONTROLS AND PROCEDURES.

        The Company's Chief Executive Officer and accounting firm of Hendel & Hendel have reviewed the disclosure controls and procedures relating to the Company at March 31, 2006 and concluded that such controls and procedures were effective to provide reasonable assurance that all material information about the financial and operational activities of the Company was made known to them. There were no changes in the Company's internal control over financial reporting during the three months ended March 31, 2006 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are at present no legal proceedings pending against the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None in the first quarter not already reported in the Current Report on Form 8-K filed on April 21, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None in the first quarter 2006

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) A Current Report on Form 8-K was filled on April 21.2006 covering Items 3, 5, and 8.

(b)     The following exhibits are filed as part of this report:

EXHIBIT NO.     DESCRIPTION
-----------     ----------------------------------------------------------------
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

                NUVIM, INC.

                Date: May 15 , 2006            By: /s/ RICHARD P. KUNDRAT
                                                   -----------------------------
                                                   Richard P. Kundrat
                                                   Chief Executive Officer and
                                                   Chairman of the Board
                                                   (Principal Executive Officer)


                Date: May 15 , 2006            By: /s/ RICHARD P. KUNDRAT
                                                   -----------------------------
                                                   Richard P. Kundrat
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)