Form 10QSB
period 2006-06-30
NUVIM INC
filed 2006-08-15
CIK 1170652

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ECHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2006

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934
              For the Transition Period from _________to _________

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

At August 10, 2006, 10,602,088 shares of the registrant's Common Stock, par value $0.00001 per share, were outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

================================================================================

                                   NUVIM, INC.

                         QUARTERLY REPORT ON FORM 10-QSB

                      QUARTERLY PERIOD ENDED JUNE 30, 2006

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
Balance Sheet - June 30, 2006 (Unaudited)                                     3
Statements of Operations - For the three and
  six months ended June 30, 2006 and 2005 (Unaudited)                         4
Statement of Changes in Stockholders' Deficit for the
 six months ended June 30, 2006 (Unaudited)                                   5
Statements of Cash Flows for the six months ended June 30, 2006
 and 2005 (Unaudited)                                                         6
Notes to Financial Statements (Unaudited)                                     7
Item 2. Management's Discussion and Analysis or Plan of Operation            17
Item 3. Controls and Procedures                                              32

PART II - OTHER INFORMATION
Item 1. Legal Proceedings                                                    33
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          33
Item 3. Defaults upon Senior Securities                                      35
Item 4. Submission of Matters to a Vote of Security Holders                  35
Item 5. Other Information                                                    35
Item 6. Exhibits and Reports on Form 8-K                                     35
Signatures                                                                   36

                          PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                                   NUVIM, INC.
                                  BALANCE SHEET
                                   (Unaudited)

                                                                         JUNE 30, 2006
                                                                         -------------
                                     ASSETS
Current Assets:
Cash and cash equivalents                                                $      30,100
Accounts receivable, net                                                        69,482
Inventory                                                                      219,794
Prepaid expenses and other current assets                                      413,033
                                                                         -------------
Total Current Assets                                                           732,409

Equipment and furniture, net                                                     1,050
Deposits and other assets                                                        8,547
Distribution Rights                                                             90,000
                                                                         -------------
TOTAL ASSETS                                                             $     832,006
                                                                         =============

                      LIABILITIES AND STOCKHOLDERS DEFICIT

Current Liabilities:

Accounts payable                                                         $     865,009
Accounts payable and accrued expenses to related parties                        54,050
Accrued expenses                                                               130,874
Accrued compensation                                                           253,214
Stockholder loans - subordinated convertible loans                             200,000
Accrued interest stockholder loans                                              25,020
Senior notes payable - related parties                                         500,000
Accrued interest - senior notes payable - related parties                      149,160
Other note payable                                                             148,117
Rescinded Series B offering payable                                             18,920
                                                                         -------------
TOTAL LIABILITIES                                                            2,344,364

Comments and Contingencies
Stockholders' Deficit
Preferred Stock - 65,000,000 shares authorized:
Preferred Stock Series A, convertible, non cumulative, participating, par value $.00001 per share:
 4,875,850 shares designated, 0 issued and outstanding
Preferred Stock Series C, convertible, non cumulative, participating, par value $.00001 per share:
 50,000,0000 shares designated, 0 issued and outstanding
Common Stock, 120,000,000 shares authorized, $.00001 par value,
 10,602,008 shares issued and outstanding                                          107
Additional paid-in capital                                                  19,629,165
Accumulated deficit                                                        (21,141,630)
                                                                         -------------
Total Stockholders' Deficit                                                 (1,512,358)
                                                                         -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                              $     832,006
                                                                         =============

   The Notes to Financial Statements are an integral part of these statements.

                                     NUVIM, INC.
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                                 FOR THE THREE MONTHS               FOR THE SIX MONTHS
                                                                       ENDED JUNE 30,                 ENDED JUNE 30,
                                                           --------------------------------    -------------------------------
                                                                2005              2006             2005               2006
                                                           -------------    ---------------    --------------    -------------
Gross Sales                                                $     273,789    $       327,079    $      649,508    $     598,152
Less: Discounts, Allowances and Promotional Payments             124,835             21,707           291,678          116,559
                                                           -------------    ---------------    --------------    -------------
Net Sales                                                        148,954            305,372           357,830          481,593
Cost of Sales                                                    169,675            187,969           377,510          309,200
                                                           -------------    ---------------    --------------    -------------
Gross Profit (Loss)                                              (20,721)           117,403           (19,680)         172,393
Selling, General and Administrative Expenses                     517,364            491,399         1,054,055        1,004,072
                                                           -------------    ---------------    --------------    -------------
Loss from Operations                                            (538,085)          (373,996)       (1,073,735)        (831,679)
Other Income (Expense):
    Interest Expense                                            (210,077)           (36,473)         (388,879)         (73,538)
    Interest Income                                                  153                  -               153               45
Gain on Forgiveness of Accounts Payable                          148,525              8,803           148,525            8,803
                                                           -------------    ---------------    --------------    -------------
        Total Other Income (Expense) - Net                       (61,399)           (27,670)         (240,201)         (64,690)
                                                           -------------    ---------------    --------------    -------------
Net Loss Before Income Tax Benefit                              (599,484)          (401,666)       (1,313,936)        (896,369)
Income Tax Expense                                                (1,125)              (200)           (1,125)            (200)
                                                           -------------    ---------------    --------------    -------------
Net Loss                                                   $    (600,609)   $      (401,866)   $   (1,315,061)   $    (896,569)
                                                           =============    ===============    ==============    =============
Basic and Diluted Loss Per Share                           $       (0.33)   $         (0.04)   $       (1.18)    $       (0.13)
                                                           =============    ===============    ==============    =============
Weighted Average Number of Common Shares
 Outstanding - Basic and Diluted                               1,819,491          9,209,259         1,116,777        7,131,769
                                                           =============    ===============    ==============    =============

   The Notes to Financial Statements are an integral part of these statements.

                                   NUVIM, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
               FOR THE SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

                                                       Preferred Stock          Preferred Stock
                                                           Series A                  Series C                  Common Stock
                                                    -----------------------   -----------------------   --------------------------
                                                     Shares        Amount       Shares       Amount         Shares        Amount
                                                    ----------   ----------   ----------   ----------   -------------   ----------
Balance at Dec 31 2005                                       -   $        -            -   $        -       5,034,995   $       51

Stock Issued for Services                                    -            -            -            -          50,000            1
Stock Issued for Services                                    -            -            -            -           7,850            -
Employee Stock Based Compensation                            -            -            -            -               -
Stock Issued for Accounts Payable                            -            -            -            -         331,453            3
Stock Issued for Accrued Compensation                        -            -            -            -         854,455            9
Stock Issued for Loan Payable & Accrued Interest             -            -            -            -         107,631            1
Stock Issued for Services                                    -            -            -            -         385,704            4
Stock Sold to Accredited Investors, Net                      -            -            -            -       2,970,000           30
Stock Issued for Senior Notes                                -            -            -            -         335,000            3
Stock Issued for Services                                    -            -            -            -          75,000            1
Stock Issued for Purchase of Nuvim Powder, LLC                                                                450,000            4
Net Loss                                                     -            -            -            -               -            -
                                                    ----------   ----------   ----------   ----------   -------------   ----------
Balance at June 30, 2006                                     -   $        -            -   $        -      10,602,088   $      107
                                                    ==========   ==========   ==========   ==========   =============   ==========

                                                            Additional                          Total
                                                              Paid-In        Accumulated     Shareholders'
                                                              Capital          Deficit          Deficit
                                                           -------------    -------------    -------------
Balance at Dec 31 2005                                     $  18,167,605    $ (20,245,061)   $  (2,077,405)

Stock Issued for Services                                         28,999                -           29,000
Stock Issued for Services                                          4,558                -            4,558
Employee Stock Based Compensation                                 65,000                -           65,000
Stock Issued for Accounts Payable                                110,581                -          110,584
Stock Issued for Accrued Compensation                            355,532                -          355,541
Stock Issued for Loan Payable & Accrued Interest                  37,630                -           37,631
Stock Issued for Services                                        139,173                -          139,177
Stock Sold to Accredited Investors, Net                          533,845                -          533,875
Stock Issued for Senior Notes                                     66,997                -           67,000
Stock Issued for Services                                         29,249                -           29,250
Stock Issued for Purchase of Nuvim Powder, LLC                    89,996                -           90,000
Net Loss                                                               -         (896,569)        (896,569)
                                                           -------------    -------------    -------------
Balance at June 30, 2006                                   $  19,629,165    $ (21,141,630)   $  (1,512,358)
                                                           =============    =============    =============

    The Notes to Financial Statements are an integral part of this statement.

                                   NUVIM, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2006
                                   (Unaudited)

                                                                        2005           2006
                                                                    ------------   ------------
Cash Flow From Operating Activities:
  Net Loss                                                          $ (1,315,061)  $   (896,569)
  Adjustment to reconcile net loss to net cash used in
  Depreciation                                                             9,376            452
  Beneficial conversions of notes payable                                 49,755              -
  Amortization of debt discount on notes payable                               -         14,029
  Stock issued for services                                                    -        201,985
  Employee stock based compensation                                            -         65,000
  Provision for sales returns                                            291,678        116,559
  Gain on forgiveness of accounts payable                               (148,525)        (8,803)

Changes in Operating Assets and Liabilities:
  Accounts receivable                                                   (284,994)      (150,642)
  Inventory                                                              (33,599)       (47,080)
  Prepaid expenses and other current assets                               14,067        (84,118)
  Accounts payable including related parties                            (124,288)       (45,450)
  Accrued compensation                                                   177,166        188,655
  Accrued expenses                                                       (28,082)      (167,871)
  Accrued interest                                                       333,632         45,610
                                                                    ------------   ------------
     Net Cash Used in Operating Activities                            (1,058,875)      (768,243)
                                                                    ------------   ------------

Cash Flow From Investing Activities:
  Purchase of equipment and furniture                                       (442)             -
                                                                    ------------   ------------
     Net Cash Used in Investing Activities                                  (442)             -
                                                                    ------------   ------------
Cash Flow From Financing Activities:
  Net proceeds from issuance of common stock                           1,577,466        533,875
  Reimbursement of, and reduction in deferred offering cost              441,243
  Payment of note payable                                                 (5,000)        (6,000)
  Proceeds of related party advances                                     (13,000)             -
  Proceeds from underwriter advance-related party                        200,000              -
  Repayment of underwriter advance-related party                        (200,000)             -
                                                                    ------------   ------------
     Net Cash Provided by Financing Activities                         2,000,709        527,875

Net change in Cash and Cash Equivalents                                  941,392       (240,368)
Cash and Cash Equivalents at Beginning of Period                         277,649        270,468
                                                                    ------------   ------------
Cash and Cash Equivalents at End of Period                          $  1,219,041   $     30,100
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

B.       GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred net losses of $401,866 and $600,609 for the three months ended June 30, 2006 and 2005 and $896,569 and $1,315,061 for the six months ended June 30, 2005 and 2005, respectively. Management also expects operating losses to continue in 2006 and 2007. The Company has negative working capital of $1,611,955 and a Total Stockholders Deficit of $1,512,358. The Company's continued existence is dependent upon its ability to secure adequate financing to fund future operations and commence profitable operations. To date, the Company has supported its activities through equity investments, the sale of preferred common stock, notes payable and cash advances from related parties and stockholders. It is the Company's intention to raise additional capital through additional borrowings and sales of its equity securities. No assurance can be given that these funding strategies will be successful in providing the necessary funding to finance operations of the Company. Additionally, there can be no assurance, even if successful in obtaining financing, the Company will be able to generate sufficient cash flows to fund future operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustment relating to the recoverability and classification of recorded assets or amounts and classification of liabilities that might be necessary related to this uncertainty.

C.       BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited interim consolidated financial statements as of June 30, 2006 and 2005 reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of its financial position as of June 30, 2006 and as of the result of its consolidated operations and its consolidated cash flows for the periods ended June 30, 2006 and 2005.

The Unaudited Consolidated Statements of Operations for the six months ended June 30, 2006 and 2005 are not necessarily indicative of results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Current Report on Form 10KSB for the year ended December 31, 2005.

NOTE 2 - CRITICAL ACCOUNTING POLICIES

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

The implementation of FAS No. 123R has the following effect on the statement of operations for the six month period ending June 30, 2006:

Net loss before stock option expense       $   (831,569)
Less Stock Option Expense                       (65,000)
Net Loss as Reported                       $   (896,569)
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

                                                                      SIX MONTHS ENDED
                                                                        JUNE 30, 2005
                                                                      ----------------
Net income (loss) - as reported                                       $     (1,315,000)
Add: total stock based employee  compensation  expense
 determined under fair value based methods                                    (477,494)
                                                                      ================
Net income (loss) - pro forma                                         $     (1,792,555)
                                                                      ================
Net income (loss) attributable to common stockholders per share:
  Basic and diluted net loss per share as reported                    $          (1.18)
                                                                      ================
  Pro forma and diluted basic loss per share                          $          (1.61)
                                                                      ================

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                     JUNE 30, 2005
                                     --------------
Risk free annual interest rate            4.30%
Expected volatility                        90%
Expected life                           7 years
Assumed dividends                         None

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

The fair value for options issued prior to January 2006 was estimated at the date of grant using a Black-Scholes option-pricing model. The risk free rate was derived from the U.S. Treasury yield curve in effect at the time of the grant. The volatility factor was determined based on a comparison to companies with similar characteristics.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options

A summary of the status of the Company's options for the six months ended June 30, 2006 is as follows:

                                                          WEIGHTED
                                                           AVERAGE                     AGGREGATE
                                                          EXERCISE      REMAINING      INTRINSIC
                                            SHARES          PRICE          LIFE          VALUE
                                         ------------   ------------   ------------   ------------
Balance at beginning of period              1,643,316   $       1.01      9.9 years   $       0.00
Granted                                       200,000            ---             --             --
Cancelled or Expired                         (277,169)           ---             --             --
Exercised                                         ---            ---             --             --
Outstanding at the end of the period        1,566,147   $       0.89      9.3 years   $       0.00

A summary of the status of the Company's nonvested shares as of June 30, 2006, and changes during the three months ended June 30, 2006 is presented below:

                                                                               WEIGHTED
                                                                               AVERAGE
                                                                WEIGHTED      REMAINING
                                                              AVERAGE FAIR    CONTRACTUAL
                                                 NUMBER OF      VALUE AT         TERM
                                                  SHARES       GRANT DATE     (IN YEARS)
                                               ------------   ------------   ------------
Non-vested shares at December 31, 2005              492,456   $       1.00            9.5
Options granted                                     200,000            ---            ---
Options vested                                     (367,506)           ---            ---
Options forfeited or expired                        (93,287)           ---            ---
Non-vested shares at June 30, 2006                  231,663   $       1.00            9.1

As of June 30, 2006, there was approximately $320,000 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.50 years.

B.       RECLASSIFICATIONS

Certain reclassifications were made to the 2005 financial statements in order to conform to the 2006 financial statements.

C.       LOSS PER SHARE

Loss per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share and SEC Staff Accounting Bulletin No. 98. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. These common stock equivalents have been omitted from earnings per share because they are anti-dilutive, accordingly, basic and diluted EPS were the same for the six months ended June 30, 2006 and 2005. Common stock equivalents outstanding at June 30, 2006 consisted of 1,566,147 incentive stock options and warrants to purchase 7,456,337 shares of common stock.

D.       RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board ("FASB") has published FASB Interpretation No. 48 ("FIN No. 48"), Accounting for Uncertainty in Income Taxes, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise's financial statements. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The adoption of FIN 48 is not expected to have a material effect on the Company's financial condition or results of operations.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Correction ("SFAS 154"), which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The adoption of SFAS 154 did not have an impact on the Company's financial statements.

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

NOTE 3 - EMPLOYEE STOCK OPTIONS

In May 2006, the shareholders approved the 2006 Employee Stock Option Plan. for the benefit of its outside directors, officers, employees and consultants. The plan became effective upon shareholder approval. The Plan expires ten years from the date of adoption. The Company is authorized to grant options for up to 2,000,000 common shares under the Plan. Under the Plan, the option price of an ISO may not be less than the fair market value of a share of common stock on the date of grant. An ISO may not be granted to a "ten percent stockholder" (as such term is defined in Section 422 of the Internal Revenue Code) unless the exercise price is at least 110% of the fair market value of the common stock and the term of the option may not exceed five years from the date of grant. Nonqualified stock options under both plans may be granted at exercise prices equal to or greater than 100% of the fair market value on the date of grant. The maximum term of each stock option granted to persons other than ten percent stockholders is ten years from the date of the grant.

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

The weighted average remaining contractual life of options outstanding was 9.9 and 9.3 years as of December 31, 2005 and June 30, 2006.

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

NOTE 4 - SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

                                                               Six Months Ended
                                                        -------------------------------
                                                        June 30, 2005    June 30, 2006
                                                        --------------   --------------
Non Cash Investing and Financing Activities
Stock issued for accounts payable                                   --   $      110,584
Stock issued for accrued compensation                               --          335,541
Stock issued for senior notes payable                               --           67,000
Stock issued for management loan and accrued interest               --           37,631
Stock issued for interest in NuVim Powder, LLC                      --           90,000
Assignment of senior secured notes payable and
   accrued interest to a related party                  $    2,679,498               --
Automatic conversion of notes payable                          245,000               --
Senior secured note - related party                          6,141,527               --
Accrued salaries                                               593,750               --
Senior secured notes payable - related parties                 500,000               --
Subordinated notes payable and accrued interest                266,639               --
Related party advance                                           69,000               --
Accounts payable                                               109,000               --

NOTE 5 - STOCKHOLDERS DEFICIT

Sales for Cash

     On April 10, 2006, Paulsen Investment Company, Inc. the company that served as underwriter of NuVim's recently completed initial public offering of securities, and

NuVim entered into a Placement Agent Agreement pursuant to which Paulsen would attempt to place up to 2,500,000 shares (subject to additional allocations with the consent of Paulsen and NuVim) of NuVim's common stock with accredited investors. Under the agreement a commission of seven percent would be paid to the selling broker and Paulsen would receive an unaccountable expense allowance of three percent of the total amount placed under the agreement. The agreement also provides that NuVim will use its best efforts to register the shares to be sold under the Securities Act of 1933, as amended within 120 business days of the sale of 2,500,000 shares.

     On April 18, 2006, Paulson Investment Company, Inc., the company that served as underwriter of NuVim's recently completed initial public offering of securities, purchased 500,000 shares of NuVim's common stock for $100,000. Paulson represented itself to be an accredited investor who was purchasing the common stock for its own investment and not for resale. It agreed in writing to restrictions on resale placed with the NuVim's transfer agent and the printing of a legend on its certificate. Because of these factors, this sale was exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6).

     On May 18, 2006, NuVim accepted twenty-two additional subscriptions resulting from private placements arranged by Paulson Investment Company, Inc. The investors purchased 2,470,000 shares of common stock for a total of $494,000. In addition, Paulson purchased an additional 37,500 shares in exchange for the cancellation of $7,500 of past due fees. The brokers placed each investment received a 7% commission and Paulson received a 3% unaccountable expense allowance. Each investor represented himself to be an accredited investor who was purchasing the common stock for his own investment and not for resale. They agreed in writing to restrictions on resale placed with the NuVim's transfer agent and the printing of a legend on its certificate. Because of these factors, this sale was exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6).

All of the cash was used for working capital.

Acquisition of the remainder of NuVim Powder LLC

     NuVim originally planned to distribute the powder version of its product through a subsidiary fifty-one percent of which was to be owned by NuVim and the balance owned by Santa Fe Productions Inc., the venture's production company, the entertainer Dick Clark, and NuVim director Stanley Moger.

     During the first quarter of 2006, management negotiated to become the excusive distributor of its powder operations.

     Accordingly, during the first quarter of 2006, NuVim acquired all of Santa Fe Productions' 24% interest in the powder subsidiary for a seven year warrant to purchase 50,000 shares of common stock for a dollar a share. The value of this warrant was not significant to the Company's financial statements.

     On April 7, 2006 NuVim agreed with Messrs. Clark and Moger to acquire their respective 12.5% interests in the powder subsidiary for 225,000 shares of NuVim common stock each. NuVim executed the agreement on April 18. 2006. The NuVim shares were exchanged for the interests in the powder subsidiary on April 20, 2006. Clark and Moger are accredited investors who accepted the shares for their own investment and agreed to restrictions on resale placed with the Company's transfer agent and the printing of a legend on their certificates. Because of these factors, management has determined that this issuance is exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6). The purchase price for this transaction was $90,000 representing the fair value of the Nuvim stock issued. Nuvim Powder, LLC. had no assets and liabilities. Accordingly, the purchase price was allocated to an intangible asset called distribution rights, since this transaction gave the Company excusive distribution rights of Nuvim powder products. Management intends to evaluate the fair value of this intangible asset within one year of the date of acquisition. There can be no assurance that the Company will be successful in its efforts to achieve profitability for its powder distribution operations in the future.

Common Stock Issued for Services

     On May 9, 2006 NuVim issued 75,000 additional shares of its Common Stock to NuVim's Secretary as payment for additional services for the period ending
December 31, 2006. Mark Siegel's relationship to NuVim qualifies him as an accredited investor. He accepted the shares for his own investment and agreed to restrictions on resale placed with NuVim's transfer agent and the printing of a legend on his certificate. Because of these factors, management has determined that this issuance is exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6). The services for which the shares were issued are valued, pursuant to agreement between NuVim and Mr. Siegel at approximately $29,000.

     During May and June, NuVim agreed with several organizations to provide various services for 385,904 shares of common stock. The services have a value of approximately $139,000. Each service provider represented itself to be an accredited investor who was purchasing the common stock for his own investment and not for resale. They agreed in writing to restrictions on resale placed with the NuVim's transfer agent and the printing of a legend on its certificate. Because of these factors, management has determined that this sale was exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6).

Common Stock issued for Executive Compensation

     On April 20, 2006 NuVim and two current and one retired executives reached agreement on the number of shares to be granted in lieu of a cash bonus for 2005 and the additional restrictions to be imposed on their ability to sell the shares. A total of 661,500 shares were granted, 341,500 to Mr. Kundrat, the CEO, 200,000 to John L. Sullivan, the Vice-President of Sales, and 120,000 to Paul J. Young, until April 1, 2006 the Vice President of Operations and now a member of the Advisory Board. All are accredited investors who have agreed in writing that they are accepting the shares for investment purposes and will not sell the shares until after May 1, 2007. Legends indicating that the shares are unregistered have been placed on the certificates and stop transfer orders with respect to these certificates have been placed with NuVim's transfer agent. As a result, management has determined that this issuance is exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6).

     On April 21, 2006 Michael Vesey agreed, in connection with his resignation reported below in Item 5.02(b), to accept 98,955 shares of NuVim common stock in payment of accrued salary of $19,791. In addition, he accepted 85,000 shares of common stock in lieu of his executive cash bonus for 2005. Mr. Vesey also agreed that he will not sell his shares before May 1, 2007. Mr. Vesey is an accredited investor who is accepting the shares for investment purposes. Legends indicating that the shares are unregistered have been placed on the certificates and stop transfer orders with respect to these certificates have been placed with NuVim's transfer agent. As a result, management has determined that this issuance is exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6).

Common Stock issued on Conversion of Secured Convertible Promissory Notes

     In June 2006, the holders of the Secured Convertible Promissory Notes agreed to the conversion of their Notes into an aggregate of 335,000 shares of common stock. In addition, the holders surrendered the warrants that had been issued in connection with the Notes for cancellation. Each of the Note holders was an accredited investor. Legends indicating that the shares are unregistered have been placed on the certificates and stop transfer orders with respect to these certificates have been placed with NuVim's transfer agent. As the shares of common stock were issued in exchange for NuVim securities without the payment of any additional consideration, management has determined that the issue was exempt under Section 3(a)9 of the Securities Act.

     Also in June 2006, another note holder exchanged $37,631 of principal and accrued interest for 107,631 shares of common stock. The note holder represented himself to be an accredited investor who was purchasing the common stock for his own investment and not for resale. He agreed in writing to restrictions on resale placed with the NuVim's transfer agent and the printing of a legend on his certificate. Because of these factors, management has determined that this sale was exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6).

Common Stock issued for trade debt

     Also in June 2006, several creditors agreed to accept 331,453 shares of common stock at a price of $0.35 per share to settle an aggregate of approximately $111,000 of current or past due trade debt. Each investor represented himself to be an accredited investor who was purchasing the common stock for his own investment and not for resale. They agreed in writing to restrictions on resale placed with the NuVim's transfer agent and the printing of a legend on its certificate. Because of these factors, management has determined that this sale was exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6).

NOTE 6 - SUBSEQUENT EVENTS

     On July 21, 2006, the compensation committee of the board of directors granted 1,650,000 options to purchase shares of common stock at a price of $0.31 per share. This is in addition to automatic grants of a total of 290,000 options granted to the outside directors in May and July of this year.

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

         We have launched an equity funded print news media campaign to educate consumers about the benefits of NuVim(R) and create market awareness for our product. In November, 2005 we issued 250,000 shares of common stock, a warrant to purchase 250,000 shares of common stock at $1.50 and a warrant to purchase 250,000 shares of common stock at $2.00 as payment for a contract to provide $3,000,000 worth of nationally syndicated print features at standard rates, at a discounted amount. The media program which began in January 2006 and will continue for approximately eighteen months or until the contracted amount of the newspaper features has been completed.

         Case shipments of our refrigerated product increased by 2,829 or 19% during the second quarter of 2006 as compared to the same period in the prior year. The reasons for the increase included further expansion to additional Wal-Mart supercenters in mid May and an increase at Pathmark supermarkets in the New York/New Jersey market and new business at Giant Eagle in the western Pennsylvania market.. During 2006 we continued to have had limited funding to support product sampling and advertising programs, which we believe are critical to maintain and increase sales of our products. Therefore, with limited funding we are unable to support all markets and concentrated in certain markets to attain a level of consumer sales to hold supermarket retail distribution and in some accounts increase the number of stores carrying NuVim products until we are able to raise funding for additional marketing programs.

         In late 2003 we began a test program with a single Wal-Mart supercenter. In late 2004 the test was expanded to 43 supercenters and then further expansion to 120 supercenters in late 2005 that covered most of the Wal-Mart supercenters in the State of Florida. During the 2005 expansion the number of NuVim(R) varieties carried by the supercenters was increased from two to three. Second quarter 2005 Wal-Mart sales were 8% of the total 2005 sales for that quarter. In April 2006, we increased our distribution to the entire southeast region, encompassing 312 supercenters in 6 states. Second quarter 2006 Wal-Mart sales were 40% of total NuVim sales for this quarter. The one time initial fill order to stock the shelves and the 3 new distribution centers contributed to the higher volume of sales for Wal-Mart as a percentage of the total.

         The table set forth below discloses selected data regarding sales for the quarter and the half year ended June 30, 2006 and 2005. The data is not necessarily indicative of continuing trends.

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

UNIT CASE VOLUME/CASE SALES

                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                JUNE 30,                      JUNE 30,
                       ---------------------------   ---------------------------
                           2006           2005           2006           2005
                       ------------   ------------   ------------   ------------
Gross Cases Sold             17,785         15,028         32,532         35,659
Gross Sales            $    327,079   $    273,789        598,152        649,508
Net Sales              $    305,372   $    148,954        481,593        357,830

         Gross sales are the amount invoiced to customers, while net sales deduct from gross sales any payment or discount terms, promotional allowances, slotting fees, warehouse damage and returned goods in accordance with the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer. In some accounts we pay slotting fees when our products are initially introduced to a new account and run price feature promotions to encourage trials of our product. As brand loyalty grows in a market, we anticipate that we will be able to run fewer price promotions and will not incur the one time additional slotting fees to gain new distribution. Cases sold 17,785 increased 2,757, or 18%, for the three months ended June 30, 2006, when compared to the same quarter in 2005. As discussed above, we believe that the number of cases sold is due to the increase in the number of Wal-Mart supercenters carrying the product with the expansion to 6 distribution centers from three in mid-May and increases in other selected supermarket chains. Obviously the Wal-Mart expansion did not have the full impact on the Quarter sales due the expansion that occurred mid way through the quarter. Again, we have not had funding available to support advertising and marketing programs on a sustained basis across the majority of the stores our products are distributed in since mid 2002. This has caused sales to decline in some markets but the decline in those supermarket accounts was not as severe as it has been in past quarters. Since we recapitalized our Company in June of 2005 we have concentrated our marketing programs on selected growth opportunities for our refrigerated product and the introduction of our NuVim Powder product line. We believe these initiatives will provide better opportunity for long term growth and increase sales in our existing markets by creating market awareness for our product.

RESULTS OF OPERATIONS

Results of operations for the three months ended June 30, 2006 compared to the three months ended June 30, 2005

         Gross Sales. For the three months ended June 30, 2006, gross sales were $327,079, an increase of $53,290 or 19% than gross sales of $273,789 for the three months ended June 30, 2005. The increase in gross sales is primarily attributable to the increase in Wal-Mart sales and selected other accounts. We have not had funds to support advertising and sampling of our products in our existing stores since mid 2002, including the Publix Supermarket chain which we added in August of 2004, resulting in declining sales. In June of 2005, we restructured our balance sheet through the issuance of common stock, but were only able to raise a limited amount of funds for advertising and sampling programs. We have focused these limited resources on selected opportunities with future expansion potential, and the introduction of a powder product, until such time as we are able to fund programs across all of our markets. The powder products offer a much higher gross profit to help bring the company to profitability.

         Discounts, Allowances and Promotional Payments. For the three months ended June 30, 2006, promotional allowances and discounts were $21,707, a decrease of $103,128 from the promotional allowances and discounts of $124,835
for  the  three  months  ended  June  30,  2005.   This  decrease  is
primarily attributable to lower promotional monies spent against price discounts and lower coupon expense.. We record the price reductions, which are reimbursed by us to the retailers, in accordance with Financial Accounting Standards Board Emerging Issues Task Force, No. 01-09, Accounting for Consideration Given by a Vendor to a Customer. We expect to continue to use price promotions and coupon distribution selectively as a means to promote consumer sampling and trial of our product into the foreseeable future. As the product matures and a higher percentage of users of our product are repeat purchasers, we expect coupon expense, relative to gross sales, to decline although we will continue to use these marketing programs when needed. Product returned after its expiration date increased primarily due to the lower sales volume discussed above. Total Discounts, Allowances and Promotional payments as a percentage of gross sales decreased from 46% for the three months ended June 30, 2005 to 7% for the three months ended June 30, 2006.

                                                   THREE MONTHS ENDED
                                                        JUNE 30,
                                             ---------------------------     INCREASE
                                                   2006         2005        (DECREASE)     PERCENTAGE
                                             ------------   ------------   ------------   ------------
Discounts for timely payment                 $      3,629   $      4,303   $       (674)           (16)%
Product returned after its expiration date          6,029         54,091        (48,062)           (89)%
Promotional  price  allowances,  coupons
 and other incentives                              11,197         58,577        (47,380)           (81)%
Slotting fees                                         852          7,864         (7,012)           (89)%
                                             ------------   ------------   ------------   ------------
Total Discounts, Allowances and
 Promotional Payments                        $     21,707   $    124,835   $   (103,128)           (83)%
                                             ============   ============   ============   ============

         Net Sales. Net sales for the three months ended June 30, 2006 were $305,372, a increase of $156,418, or 105% above net sales of $148,954 for the three months ended June 30, 2005. The decrease in net sales is primarily attributable to the increase in case sales and a decrease in the promotional pricing discussed above.

         Cost of Sales. For the three months ended June 30, 2006, cost of sales was $187,969, an increase of $18,294, or 11% higher than cost of sales of $169,675 for the three months ended June 30, 2005. Cost of sales as a percentage of gross sales increased due to the case sales increase. Actually the cost of sales did not increase at the same percent of case sales increase indicating that the efforts in reducing ingredient costs is beginning to be reflected in the total cost of goods.

         Gross Profit. Gross profit was $117,403 for the three months ended June 30, 2006, an increase of $138,124 from the negative gross profit of ($20,721) gross profit for the three months ended June 30, 2005. Gross profit as a percentage of gross sales was 36% for the three months ended June 30, 2006 compared to the negative for the three months ended June 30, 2005. The increase in gross profit as a percentage of gross sales was primarily due to decrease in promotion price reductions to the consumer and the lower cost of goods.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were $491,399 for the three months ended June 30, 2006, a decrease of $25,965, or 5% from selling, general and administrative expenses of $517,364 for the three months ended June 30, 2005. Although selling, general and administrative expenses exceeded net sales in both periods as we are still in an early stage of our development we did show improvement versus last year same time period. We continue to work on increasing sales to achieve sales volumes sufficient to generate net sales in excess of our selling, general and administrative expenses. The decrease in selling, general and administrative expenses is primarily due to decreases salaries by eliminating a full time Chief Financial Officer, full time Vice President of Operations (although the full effect of this change will not be reflected until the third quarter, and product sampling expenses. During the three months ended June 30, 2005 we promoted our product through in store sampling, including a program at the Publix Supermarket chain. We had no extensive sampling activities in the second quarter of 2006.

         Loss from Operations. Loss from operations was $373,996 for the three months ended June 30, 2006 compared to $538,085 for the three months ended June 30, 2005. The $164,089 or 30% reduction was due to the increase in sale and gross profit and the reduction of selling, administration costs.

         Interest Expense. Interest expense was $36,473 for the three months ended June 30, 2006; a decrease of $173,304, or 83%, from interest expense of $210,077 for the three months ended June 30, 2005. The decrease in interest expense is primarily attributable to the retirement of indebtedness. On June 24, 2005, in connection with the closing of our initial public offering, we extinguished approximately $7.7 million of indebtedness through the issuance of common stock.

         Net Loss. Net loss was $401,866 for the three months ended June 30, 2006 compared to $600,609 for the three months ended June 30, 2005. The $198,743 decrease in net loss was primarily attributable to the improved operating results and the lower interest expense discussed above.

Results of operations for the six months ended June 30, 2006 compared to the six months ended June 30, 2005

         Gross Sales. For the six months ended June 30, 2006, gross sales were $598,152, a decrease of $51,356, or 9% lower than gross sales of $649,508 for the six months ended June 30, 2005. The decrease in gross sales for six months is primarily attributable to a poor first quarter where there were decreases in case volume in stores in New York, New Jersey, Pennsylvania, Virginia and Maryland, and decreased sales to the Publix supermarket chain. This was partially offset by increased sales at Wal-Mart Supercenters especially in the second quarter and some increases in other accounts in the second quarter. We have not had funds to support advertising and sampling of our products in our existing stores since mid 2002 and limited funds for accounts like the Publix Supermarket chain which we added in August of 2004, resulting in declining sales. In June of 2005, we restructured our balance sheet through the issuance of common stock, but were only able to raise a limited amount of funds for advertising and sampling programs. By focusing our initiatives with these limited resources on selected opportunities with future expansion potential, we have managed to have the best six months performance in over three years

         Discounts, Allowances and Promotional Payments. For the six months ended June 30, 2006, promotional allowances and discounts were $116,559, a decrease of $175,119 or 60%, from the promotional allowances and discounts of $291,678 for the six months ended June 30, 2005. This decrease is primarily attributable to lower coupon expense resulting from a sampling and coupon program at the Publix chain in the first half of 2005 that was not repeated in 2006 and lower costs related to consumer price reductions.. We record the price reductions, which are reimbursed by us to the retailers, in accordance with Financial Accounting Standards Board Emerging Issues Task Force, No. 01-09, Accounting for Consideration Given by a Vendor to a Customer. We expect to continue to use price promotions and coupon distribution selectively as a means to promote consumer sampling and trial of our product into the foreseeable future. As the product matures and a higher percentage of users of our product are repeat purchasers, we expect coupon expense, relative to gross sales, to decline. Product returned after its expiration date increased primarily due to the lower sales volume discussed above. Total Discounts, Allowances and Promotional payments as a percentage of gross sales decreased from 45% for the six months ended June 30, 2005 to 19% for the six months ended June 30, 2006.

                                                    SIX MONTHS ENDED
                                                       JUNE 30,
                                                -----------------------    INCREASE
                                                   2006         2005      (DECREASE)    PERCENTAGE
                                                ----------   ----------   ----------    ----------
Discounts for timely payment                    $    9,523   $    8,988   $      535             6%
Product returned after its expiration date          65,110       85,092      (19,982)           23%
Promotional  price  allowances,  coupons
 and other incentives                               41,073      173,735     (132,662)          (76)%
Slotting fees                                          853       23,863      (23,010)          (96)%
                                                ----------   ----------   ----------    ----------
Total Discounts, Allowances and Promotional
 Payments                                       $  116,559   $  291,678   $ (175,119)          (60)%
                                                ==========   ==========   ==========    ==========

         Net Sales. Net sales for the six months ended June 30, 2006 were $481,593, an increase of $123,763, or 35% higher than net sales of $357,830 for the six months ended June 30, 2005. The increase in net sales is primarily attributable to the increase in case sales and lower consumer price discount promotion spending as discussed above.

         Cost of Sales. For the six months ended June 30, 2006, cost of sales was $309,200, a decrease of $68,310, or 18% lower than cost of sales of $377,510 for the six months ended June 30, 2005. Cost of sales as a percentage of gross sales decreased to 52% for the six months ended June 30, 2006, compared to 58% for the six months ended June 30, 2005. The decrease in cost of sales as a percentage of gross sales was primarily the result of lower price discount allowances and to a lesser degree manufacturing improvements.

         Gross Profit. Gross profit was $172,393 for the six months ended June 30, 2006, an increase of $192,073 from the negative ($19,680) gross profit for the six months ended June 30, 2005. Gross profit as a percentage of gross sales was 29% for the six months ended June 30, 2006 compared to the negative gross profit of approximately 3% for the six months ended June 30, 2005. The increase in gross profit as a percentage of gross sales was primarily due to the lower price discounts and the lower cost of goods.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1,004,072 for the six months ended June 30, 2006, a decrease of $49,983, or 5% from selling, general and administrative expenses of $1,054,055 for the six months ended June 30, 2005. Selling, general and administrative expenses exceeded net sales in both periods as we are still in an early stage of our development and have not achieved sales volumes sufficient to generate net sales in excess of our selling, general and administrative expenses. The decrease in selling, general and administrative expenses is due to decreases in product sampling expenses and the decrease in salaries due to the administrative changes of eliminating a full time CFO and Vice President of Operations.. During the six months ended June 30, 2005 we promoted our product through in store sampling, including a program at the Publix Supermarket chain. We had no extensive sampling activities in the first half of 2006.. We feel that out sourcing the financial and operations accountabilities at this time can decrease cost without decreasing effectiveness.

         Loss from Operations. Loss from operations was $831,679 for the six months ended June 30, 2006 compared to $1,073,735 for the six months ended June 30, 2005. The $242,056 decrease in loss from operations was primarily attributable to the increased gross profit and decreased operating expenses described above.

          Interest Expense. Interest expense was $73,538 for the six months ended June 30, 2006; a decrease of $315,341, or 81%, from interest expense of $388,879 for the six months ended June 30, 2005. The decrease in interest expense is primarily attributable to the retirement of indebtedness. On June 24, 2005, in connection with the closing of our initial public offering, we extinguished approximately $7.7 million of indebtedness through the issuance of common stock.

          Net Loss. Net loss was $896,569 for the six months ended June 30, 2006 compared to $1,315,061 for the six months ended June 30, 2005. The $418,429 decrease in net loss was primarily attributable to the improved operating results and the lower interest expense discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         Our operations to date have generated significant operating losses that have been funded through the issuance of common stock and external borrowings. We will require additional sources of outside capital to continue our operations. Additionally secured convertible promissory notes with a face amount of $67,600 were due June 23, 2006 and senior secured promissory notes with a principal amount of $500,000 are due on November 30, 2006. All the notes due June 23, 2006 were converted into 335,000 shares of common stock and the warrants issued at the time of the sale of the notes were cancelled. We are in discussion regarding extending the due date of the senior secured promissory notes due in November of this year.

         We also have outstanding notes payable with a principal balance of approximately $320,000, and approximately $290,000 of accounts payable for which the holders have agreed to defer payment until a subsequent financing. We are currently seeking additional financing through the sale of equity securities, and negotiating modified payment terms with our creditors, but there can be no assurance we will be successful in this endeavor.

         In March 2006 the board and compensation committee authorized a total of 661,500 shares of common stock in lieu of the executive cash bonuses for 2005 and agreed with these executives to defer the payment of their 2005 accrued salaries until 2007 and established the parameters for settling these accruals in common stock. Also in March 2006, 50,000 shares of common stock was issued to the new corporate secretary for a portion of his 2006 fees. Finally, in March 2006, NuVim issued 8,750 shares of common stock to SmallCapVoice.com, for investor relations services.

     In April 2006 Paulsen Investment Company, Inc. privately placed 2,970,000 restricted shares of our common stock at a price of twenty cents per share. A total of $594,000 was received. Less offering cost of $60,125 or a net amount of $533,875.

         Also in April 2006, our former CFO agreed to accept a total of 183,955 shares of common stock for a portion of the salary remaining due to him on the date of his resignation and in lieu of this 2005 bonus.

         In May and June 2006, several creditors agreed to accept 331,463 shares of restricted common stock at a price of $0.35 per share to settle an aggregate of approximately $111,000 of current or past due accounts payable obligations and several organizations agreed to accept 460,704 shares of common stock for future services valued at approximately $168,000.

         In June 2006 a note holder agreed to accept 107,631 shares of restricted common stock for approximately $38,000 in principal and interest.

         We will need to raise additional financing to pay our past due obligations, fund operating losses and to support sales and marketing programs to increase sales of our products. If we are not able to identify additional sources of financing, we may not be able to continue operations beyond September 2006. We have participated in the New Jersey Economic development Authority Tax Transfer program for the past 4 years and will again this year. The funds from this program are received in December and therefore expect that approximately $250,000 to $270,000 will be received from this program in December of 2006.

         Net cash used in operating activities for the six months ended June 30, 2006 was $768,243, respectively, compared to cash used in operating activities of $1,058,875 during the same period in 2005. The decrease in cash used by operating activities during the first six months of $290,632 was primarily attributable to the improvement of gross profit and the reduction of selling and administration.

         $527,875 was provided by financing activities during the six months ended June 30, 2006, compared to $2,000,709 provided during the six months ended June 30, 2005. The private placement conducted by Paulson Investment Company in 2006 provided the bulk of the financing in this year; the Initial Public Offering conducted by them in 2005 provided the finds received in the first half of 2006.

APPLICATION OF RECENT AND CRITICAL ACCOUNTING POLICIES AND PRONOUNCEMENTS

RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2006, the Financial Accounting Standards Board ("FASB") has published FASB Interpretation No. 48 ("FIN No. 48"), Accounting for Uncertainty in Income Taxes, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise's financial statements. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The adoption of FIN 48 is not expected to have a material effect on the Company's financial condition or results of operations.

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Correction ("SFAS 154"), which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and are required to be adopted by the Company. in the first quarter of fiscal 2006. The adoption of SFAS 154 did not have an impact on the Company's consolidated results of operations and financial condition.

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

         We estimate an allowance for doubtful accounts and revenue adjustments based on historical trends and other criteria. We have had only one account that could not be collected since the inception of the company in 2000. The amount was less than $10,000.. Further, as accounts receivable outstanding are deemed uncollectible or subject to adjustment, these allowances are adjusted accordingly. In circumstances where we become aware of a specific customer's inability to meet its financial obligations to us, a specific reserve for bad debts is estimated and recorded which reduces the recognized receivable to the estimated amount we believe will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our recent past history and an overall assessment of past due trade accounts receivable outstanding. We also estimate the amount of credits for product placement, promotion and expired product that are expected to be issued for product sold based on an evaluation of historical trends and record an allowance when the sale is recorded.

INFLATION

         We do not believe that inflation had a significant impact on our results of operations for the periods presented.

OFF-BALANCE SHEET TRANSACTIONS

         At June 30, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

         During 2006 Paulsen Investment Company, Inc. privately placed 2,970,000 restricted shares of our common stock at a price of twenty cents per share. A total of $594,000 was received. The holders of $67,000 of convertible notes due June 23, 2006 agreed to surrender their warrants and accept common stock at the same price in lieu of cash. The holder of another note accepted approximately 108,000 shares of restricted common stock for approximately $38,000 of principal and interest.

         We will still continue to need additional funds to continue operations. New sources of capital may not be available to us when we need it or may be available only on terms we would find unacceptable. If such capital is not available on satisfactory terms, or is not available at all, we will be unable to continue to fully develop our business and our operations and financial condition will be materially and adversely affected. Such a lack of additional funding could force us to cease operations altogether. Debt financing, if obtained, could increase our expenses and would be required to be repaid regardless of operating results. In addition, if we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the rights of our ordinary shares and our shareholders may experience additional dilution. Any such developments can adversely affect your investment in our company, harm our financial and operating results, and cause our share price to decline.

OUR AUDITORS HAVE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         In their report in connection with our 2005 financial statements, our auditors included an explanatory paragraph stating that, because we have incurred net losses and have a net capital deficiency for the years ended December 31, 2004 and 2005, and, as of June 30, 2006. Our continued existence will depend in large part upon our ability to successfully secure additional financing to fund future operations. Our initial public offering was not sufficient to completely alleviate these concerns; the proceeds have been adequate to fund operations to date, but we will need to raise additional funding to continue operations. If we are not able to achieve positive cash flow from operations or to secure additional financing as needed, we will continue to experience the risk that we will not be able to continue as a going concern.

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

         We have not had sufficient capital to operate our business for approximately three years, and as a result, we have negotiated extended payment terms on approximately $850,000 of notes payable, and $450,000 of accounts payable which are due and payable upon receipt of additional financing.

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

WE HAVE A HISTORY OF LOSSES AND WE EXPECT TO CONTINUE TO OPERATE AT A LOSS FOR THE FORESEEABLE FUTURE.

         Since our inception in 1999, we have incurred net losses in every year, including net losses of $2,239,440 for the year ended December 31, 2003, $2,131,581 for the year ended December 31, 2004, 2,396,902 for the year ended December 31, 2005 and $896,569 for the six months ended June 30, 2006. We had a working capital deficit of $1,611,955 at June 30, 2006 and have negative cash flows from operations. As a result of ongoing operating losses, we also had an accumulated deficit of $21,141,630 and a stockholders' deficit of $1,512,358 at the same date. We expect to incur losses until at least through 2006 and may never become profitable. We also expect that our expenses will increase substantially for the foreseeable future as we seek to expand our product line and sales and distribution network, implement internal systems and infrastructure and comply with the legal, accounting and corporate governance requirements imposed upon public companies. These ongoing financial losses may adversely affect our stock price.

OUR SUCCESS SUBSTANTIALLY DEPENDS ON MAINTAINING OUR RELATIONSHIPS WITH SMBI.

         SMBI is the holder of certain patents that cover the micronutrients that we use in our products and is our only supplier of those micronutrients. We have a license agreement and a supply agreement with SMBI, both of which are critical to our business and expire in 2014. Under the SMBI license agreement, we have the right to use SMBI's intellectual property for the production and distribution of carbonated and noncarbonated beverages incorporating the micronutrients that provide the health benefits of our products. SMBI also supplies the key ingredient in our products under the terms of the supply agreement. These agreements contain cross-termination provisions, and therefore, we risk losing both our rights to the licensed use of the micronutrients and other SMBI intellectual property needed for our business, as well as our sole source of supply, if either agreement is terminated in accordance with its terms. Furthermore, any exclusive rights we enjoy under the license and supply agreements may be jeopardized if we fail to satisfy certain minimum purchase requirements. In addition, SMBI and its affiliate, Spencer Trask Specialty Group, LLC ("Spencer Trask"), are founders stockholders of our company. If we are unable to obtain the whey protein concentrate from SMBI for any reason, our manufacturing and distribution processes could be severely disrupted, and our operations could be adversely affected. We are aware of only one other source that might be able to provide an immune enhancement whey protein but we are not certain of its effectiveness. Moreover, it is our understanding that this ingredient would not provide the muscle flexibility health benefit that we achieve by using the SMBI whey protein concentrate. In addition, even if we are able to find acceptable alternative sources of supply, the new terms would likely be less favorable than those that we receive from SMBI. Accordingly, it is critical that we continue to meet all of our material obligations under both the license agreement and the supply agreement. In the past, we have not always been able to do so because of a lack of financial resources. We are currently on net 30 day payment terms for the SBMI whey protein.

OUR BUSINESS DEPENDS ON THE ACCEPTANCE OF OUR PRODUCTS IN BOTH EXISTING AND NEW MARKETING AREAS.

         We intend to expand into new geographic areas and broaden our product offerings to generate additional sales. Our refrigerated beverage products are currently available from southern Connecticut to Miami and as far West as Pittsburgh including such supermarket chains as ShopRite, Pathmark, A&P, Gristedes, Food Emporium, Walbaums, Stop N Shop, Acme Giant, Giant Eale, Publix and Wal-Mart. Although marketing funds have been limited we have been able to maintain distribution due to our loyal consumer base who have felt the NuVim difference and continue to buy NuVim on a regular basis. The supermarket chain accounts see NuVim as a one of a kind product that offers the consumer a healthily choice to high sugar and high caffeine carbonated and non- carbonated beverages.. We do not know whether the level of market acceptance we have received in our current markets for our products will be matched or exceeded in the geographic locations we are newly serving or in other areas of the country as we expand our distribution in the future. We also will need to raise additional financing to support this expansion.

         We have test produced a shelf stable sports drink that tastes like the two market leaders sports drink products and has our trademarked points of differentiation of immune enhancement and helping muscle flexibility, sturdy joints, and athletic performance through the two exclusive micronutrients MunePro(R) and AccuFlex(R). We will face the additional uncertainty of whether these new products will gain market acceptance in any market.

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

CONSUMERS WHO TRY OUR PRODUCTS MAY NOT EXPERIENCE THE HEALTH BENEFITS WE CLAIM, WHICH MAY CAUSE THEM TO DISCONTINUE USING OUR PRODUCTS.

         There have been 19 independent clinical studies that have demonstrated the health benefits of the micronutrient components of our products. However, there has been only one, small-scale study of the effects of NuVim beverages directly. That study required the subjects to consume 12 ounces of NuVim daily for six weeks. While the study did validate the positive health claims we believe our products provide, it did not consider whether a smaller quantity of the beverage or a shorter period of continued usage might provide similar benefits. Therefore, we currently cannot confirm that the health benefits of our products will be evident to casual consumers of our products. Consumers may determine that drinking 12 ounces of NuVim per day for a minimum of six weeks requires more discipline and expense than they are willing to devote. If consumers do not use our product in the quantity or for the duration we recommend, they may not achieve the health benefits we claim, which may cause them to make alternative nutritional beverage and/or dietary supplement purchasing decisions.

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

OUR BUSINESS MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS RELATING TO CONSUMER USE OF OUR PRODUCTS.

         As a marketer of beverages that are ingested by consumers, we face an inherent risk of exposure to product liability claims if the use of our products results in injury or our labeling contains inadequate warnings concerning potential side effects. With respect to product liability claims, we have obtained a $2.0 million liability insurance policy ($2.0 million per occurrence), which we believe is adequate for our kind of business activity. The policy contains certain exclusions that would pertain to food products such as the additional products exclusion for bodily injury or property damage arising out of the manufacture, handling, distribution, sale, application or use of certain specified products (e.g., silicone, latex, and dexfenfluramine, among others), the intended injury and the willful and intentional acts exclusions. There can be no assurance that such insurance will continue to be available at a reasonable cost, or, if available, that it will be adequate to cover potential liabilities. If we are found liable for product liability claims that exceed our coverage or are subject to a policy exclusion, such liability could require us to pay financial losses for which we have not budgeted and may not have adequate resources to cover. If the uninsured losses were significantly large enough to impact our ability to continue our then-existing level of operations, we might experience a decline in net income and earnings per share, and our stock price might suffer. In an effort to limit any liability, we generally obtain contractual indemnification from parties supplying raw materials or marketing our products. Such indemnification is limited, however, by the terms of each related contract and, as a practical matter, by the creditworthiness of the indemnifying party.

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

ITEM 3. CONTROLS AND PROCEDURES.

         The Company's Chief Executive Officer and accounting firm of Hendel & Hendel have reviewed the disclosure controls and procedures relating to the Company at June 30, 2006 and concluded that such controls and procedures were effective to provide reasonable assurance that all material information about the financial and operational activities of the Company was made known to them. There were no changes in the Company's internal control over financial reporting during the six months ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are at present no legal proceedings pending against the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales for Cash

         On April 10, 2006, Paulsen Investment Company, Inc. the company that served as underwriter of NuVim's recently completed initial public offering of securities, and NuVim entered into a Placement Agent Agreement pursuant to which Paulsen would attempt to place up to 2,500,000 shares (subject to additional allocations with the consent of Paulsen and NuVim) of NuVim's common stock with accredited investors. Under the agreement a commission of seven percent would be paid to the selling broker and Paulsen would receive an unaccountable expense allowance of three percent of the total amount placed under the agreement. The agreement also provides that NuVim will use its best efforts to register the shares to be sold under the Securities Act of 1933, as amended within 120 business days of the sale of 2,500,000 shares.

         On April 18, 2006, Paulson Investment Company, Inc., the company that served as underwriter of NuVim's recently completed initial public offering of securities, purchased 500,000 shares of NuVim's common stock for $100,000. Paulson represented itself to be an accredited investor who was purchasing the common stock for its own investment and not for resale. It agreed in writing to restrictions on resale placed with the NuVim's transfer agent and the printing of a legend on its certificate. Because of these factors, this sale was exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6).

         On May 18, 2006, NuVim accepted twenty-two additional subscriptions resulting from private placements arranged by Paulson Investment Company, Inc. The investors purchased 2,470,000 shares of common stock for a total of $494,000. In addition, Paulson purchased an additional 37,500 shares in exchange for the cancellation of $7,500 of past due fees. The brokers placed each investment received a 7% commission and Paulson received a 3% unaccountable expense allowance. Each investor represented himself to be an accredited investor who was purchasing the common stock for his own investment and not for resale. They agreed in writing to restrictions on resale placed with the NuVim's transfer agent and the printing of a legend on its certificate. Because of these factors, this sale was exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6).

All of the cash was used for working capital.

Acquisition of the remainder of NuVim Powder LLC

         NuVim originally planned to distribute the powder version of its product through a subsidiary fifty-one percent of which was to be owned by NuVim and the balance owned by Santa Fe Productions Inc., the venture's production company, the entertainer Dick Clark, and NuVim director Stanley Moger.

     During the first quarter of 2006, management negotiated to become the excusive distributor of its powder operations.

     Accordingly, during the first quarter of 2006, NuVim acquired all of Santa Fe Productions' 24% interest in the powder subsidiary for a seven year warrant to purchase 50,000 shares of common stock for a dollar a share. The value of this warrant was not significant to the Company's financial statements.

     On April 7, 2006 NuVim agreed with Messrs. Clark and Moger to acquire their respective 12.5% interests in the powder subsidiary for 225,000 shares of NuVim common stock each. NuVim executed the agreement on April 18. 2006. The NuVim shares were exchanged for the interests in the powder subsidiary on April 20, 2006. Clark and Moger are accredited investors who accepted the shares for their own investment and agreed to restrictions on resale placed with the Company's transfer agent and the printing of a legend on their certificates. Because of these factors, management has determined that this issuance is exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6). The purchase price for this transaction was $90,000 representing the fair value of the Nuvim stock issued. Nuvim Powder, LLC. had no assets and liabilities. Accordingly, the purchase price was allocated to an intangible asset called distribution rights, since this transaction gave the Company excusive distribution rights of Nuvim powder products. Management intends to evaluate the fair value of this intangible asset within one year of the date of acquisition. There can be no assurance that the Company will be successful in its efforts to achieve profitability for its powder distribution operations in the future.

Common Stock Issued for Services

     On May 9, 2006 NuVim issued 75,000 additional shares of its Common Stock to NuVim's Secretary as payment for additional services for the period ending
December 31, 2006. Mark Siegel's relationship to NuVim qualifies him as an accredited investor. He accepted the shares for his own investment and agreed to restrictions on resale placed with NuVim's transfer agent and the printing of a legend on his certificate. Because of these factors, management has determined that this issuance is exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6). The services for which the shares were issued are valued, pursuant to agreement between NuVim and Mr. Siegel at approximately $29,000.

     During May and June, NuVim agreed with several organizations to provide various services for 385,904 shares of common stock. The services have a value of approximately $139,000. Each service provider represented itself to be an accredited investor who was purchasing the common stock for his own investment and not for resale. They agreed in writing to restrictions on resale placed with the NuVim's transfer agent and the printing of a legend on its certificate. Because of these factors, management has determined that this sale was exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6).

Common Stock issued for Executive Compensation

     On April 20, 2006 NuVim and two current and one retired executives reached agreement on the number of shares to be granted in lieu of a cash bonus for 2005 and the additional restrictions to be imposed on their ability to sell the shares. A total of 661,500 shares were granted, 341,500 to Mr. Kundrat, the CEO, 200,000 to John L. Sullivan, the Vice-President of Sales, and 120,000 to Paul J. Young, until April 1, 2006 the Vice President of Operations and now a member of the Advisory Board. All are accredited investors who have agreed in writing that they are accepting the shares for investment purposes and will not sell the shares until after May 1, 2007. Legends indicating that the shares are unregistered have been placed on the certificates and stop transfer orders with respect to these certificates have been placed with NuVim's transfer agent. As a result, management has determined that this issuance is exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6).

     On April 21, 2006 Michael Vesey agreed, in connection with his resignation reported below in Item 5.02(b), to accept 98,955 shares of NuVim common stock in payment of accrued salary of $19,791. In addition, he accepted 85,000 shares of common stock in lieu of his executive cash bonus for 2005. Mr. Vesey also agreed that he will not sell his shares before May 1, 2007. Mr. Vesey is an accredited investor who is accepting the shares for investment purposes. Legends indicating that the shares are unregistered have been placed on the certificates and stop transfer orders with respect to these certificates have been placed with NuVim's transfer agent. As a result, management has determined that this issuance is exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6).

Common Stock issued on Conversion of Secured Convertible Promissory Notes

     In June 2006, the holders of the Secured Convertible Promissory Notes agreed to the conversion of their Notes into an aggregate of 335,000 shares of common stock. In addition, the holders surrendered the warrants that had been issued in connection with the Notes for cancellation. Each of the Note holders was an accredited investor. Legends indicating that the shares are unregistered have been placed on the certificates and stop transfer orders with respect to these certificates have been placed with NuVim's transfer agent. As the shares of common stock were issued in exchange for NuVim securities without the payment of any additional consideration, management has determined that the issue was exempt under Section 3(a)9 of the Securities Act.

     Also in June 2006, another note holder exchanged $37,631 of principal and accrued interest for 107,631 shares of common stock. The note holder represented himself to be an accredited investor who was purchasing the common stock for his own investment and not for resale. He agreed in writing to restrictions on resale placed with the NuVim's transfer agent and the printing of a legend on his certificate. Because of these factors, management has determined that this sale was exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6).

Common Stock issued for trade debt

     Also in June 2006, several creditors agreed to accept 331,453 shares of common stock at a price of $0.35 per share to settle an aggregate of approximately $111,000 of current or past due trade debt. Each investor represented himself to be an accredited investor who was purchasing the common stock for his own investment and not for resale. They agreed in writing to restrictions on resale placed with the NuVim's transfer agent and the printing of a legend on its certificate. Because of these factors, management has determined that this sale was exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None in the first quarter 2006

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a)      Current Reports on Form 8-K: None

(b)      The following exhibits are filed as part of this report:

EXHIBIT NO.   DESCRIPTION
-----------   ------------------------------------------------------------------

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

                                             NUVIM, INC.

                   Date: August 14 , 2006    By:  /s/ RICHARD P. KUNDRAT
                                                  ------------------------------
                                                  Richard P. Kundrat
                                                  Chief Executive Officer and
                                                  Chairman of the Board
                                                  (Principal Executive Officer)

                   Date: August 14 , 2006    By:  /s/ RICHARD P. KUNDRAT
                                                  ------------------------------
                                                  Richard P. Kundrat
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)