Form 10QSB
period 2006-09-30
NUVIM INC
filed 2006-11-14
CIK 1170652

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) of the SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period from ______ to ______

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

At October 31, 2006, 10,636,374 shares of the registrant's Common Stock, par value $0.00001 per share, were outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

================================================================================

                                   NUVIM, INC.

                         QUARTERLY REPORT ON FORM 10-QSB

                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
Balance Sheet -September 30, 2006 (Unaudited)                                 3
Statements of Operations - For the three and nine months ended
September 30, 2006 and 2005 (Unaudited)                                       4
Statement of Changes in Stockholders' Deficit for the nine months ended
September 30, 2006 (Unaudited)                                                5
Statements of Cash Flows for the nine months ended September 30, 2006 and
2005 (Unaudited)                                                              6
Notes to Financial Statements (Unaudited)                                     7
Item 2. Management's Discussion and Analysis or Plan of Operation            18
Item 3. Controls and Procedures                                              36

PART II - OTHER INFORMATION
Item 1. Legal Proceedings                                                    37
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          37
Item 3. Defaults upon Senior Securities                                      37
Item 4. Submission of Matters to a Vote of Security Holders                  37
Item 5. Other Information                                                    37
Item 6. Exhibits and Reports on Form 8-K                                     38
Signatures                                                                   39

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                                   NUVIM, INC.
                                  BALANCE SHEET
                                   (Unaudited)

                                                             September 30, 2006
                                                             ------------------
                             ASSETS

Current Assets:
Cash and cash equivalents                                    $            9,266
Accounts receivable, net                                                 75,485
Inventory                                                               171,247
Prepaid expenses and other current assets                               306,652
                                                             ------------------
Total Current Assets                                                    562,650

Offering cost                                                            30,000
Equipment and furniture, net                                                824
Deposits and other assets                                                 8,547
Distribution rights                                                      90,000
Deferred debt discount, net                                              41,068
                                                             ------------------
TOTAL ASSETS                                                 $          733,089
                                                             ==================

              LIABILITIES AND STOCKHOLDERS DEFICIT

Current Liabilities:

Accounts payable                                             $          879,029
Accounts payable and accrued expenses to related parties                 53,606
Accrued expenses                                                         99,597
Accrued compensation                                                    367,889
Short term bank borowings                                                51,200
Stockholder loans                                                        30,000
Rescinded Series B offering payable                                      18,920
                                                             ------------------
TOTAL CURRENT LIABILITIES                                             1,500,241

Other Liabilities:
Accrued interest - Other Note                                            23,517
Accrued interest stockholder loans                                       29,020
Accrued interest - senior notes payable - related parties               159,160
Other note payable                                                      120,000
Stockholder loans - subordinated convertible loans                      200,000
Senior notes payable - related parties                                  500,000
                                                             ------------------
TOTAL OTHER LIABILITIES                                               1,031,697
                                                             ------------------

TOTAL LIABILITIES
                                                                      2,531,938
Comments and Contingencies
Stockholders' Deficit
Preferred Stock - 65,000,000 shares authorized:
Preferred Stock Series A, convertible, non cumulative,
 participating, par value $.00001 per share:
 4,875,850 shares designated, 0 issued and outstanding
Preferred Stock Series C, convertible, non cumulative,
 participating, par value $.00001 per share:
 50,000,0000 shares designated, 0 issued and outstanding
Common Stock, 120,000,000 shares authorized,
 $.00001 par value, 10,584,946 shares issued
 and outstanding                                                            107
Additional paid-in capital                                           19,908,274
Accumulated deficit                                                 (21,707,230)
                                                             ------------------
Total Stockholders' Deficit                                          (1,798,849)
                                                             ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $          733,089
                                                             ==================

The Notes to Financial Statements are an integral part of these statements.

                                   NUVIM, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                FOR THE THREE MONTHS               FOR THE NINE MONTHS
                                                 ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                           -------------------------------   -------------------------------
                                                2005             2006             2005             2006
                                           --------------   --------------   --------------   --------------
Gross Sales                                $      261,888   $      366,804   $      911,396   $      964,956
Less: Discounts, Allowances and
 Promotional Payments                             103,452          110,141          395,130          226,700
                                           --------------   --------------   --------------   --------------
Net Sales                                         158,436          256,663          516,266          738,256
Cost of Sales                                     138,939          204,110          516,449          513,310
                                           --------------   --------------   --------------   --------------
Gross Profit (Loss)                                19,497           52,553             (183)         224,946
Selling, General and Administrative
 Expenses                                         529,045          605,782        1,583,100        1,609,854
                                           --------------   --------------   --------------   --------------
Loss from Operations                             (509,548)        (553,229)      (1,583,283)      (1,384,908)
Other Income (Expense):
  Interest Expense                                (18,042)         (19,371)        (406,921)         (92,909)
  Interest Income                                   5,936                -            6,089               45
Gain on Forgiveness of Accounts
  Payable                                               -            7,000          148,525           15,803
                                           --------------   --------------   --------------   --------------
    Total Other Income (Expense) - Net            (12,106)         (12,371)        (252,307)         (77,061)
                                           --------------   --------------   --------------   --------------
Net Loss Before Income Tax Benefit               (521,654)        (565,600)      (1,835,590)      (1,461,969)
Income Tax Expense                                      -                -           (1,125)            (200)
                                           --------------   --------------   --------------   --------------
Net Loss                                   $     (521,654)  $     (565,600)  $   (1,836,715)  $   (1,462,169)
                                           ==============   ==============   ==============   ==============
Basic and Diluted Loss Per Share           $         0.11   $        (0.05)  $        (0.80)  $        (0.18)
                                           ==============   ==============   ==============   ==============
Weighted Average Number of Common
 Shares Outstanding - Basic and Diluted         4,630,287       10,584,946        2,287,950        8,282,828
                                           ==============   ==============   ==============   ==============

The Notes to Financial Statements are an integral part of these statements.

                                   NUVIM, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)

                                                   Preferred Stock             Preferred Stock
                                                      Series A                    Series C                  Common Stock
                                             --------------------------  --------------------------  -------------------------
                                                  Shares        Amount       Shares         Amount      Shares        Amount
                                             ---------------  ---------  ---------------  ---------  ------------  -----------
Balance at December 31 2005                                -          -                -          -     5,034,995  $        51

Stock Issued for Services                                  -          -                -          -        50,000            1
Stock Issued for Services                                  -          -                -          -         7,850            -
Stock issued for Compensation                              -          -                -          -             -            -
Stock Issued for Accounts Payable                          -          -                -          -       331,453            3
Stock Issued for Accrued Compensation                      -          -                -          -       854,455            9
Stock Issued for Loan Payable
 & Accrued Interest                                        -          -                -          -       107,631            1
Stock Issued for Services                                  -          -                -          -       385,704            4
Stock Sold to Accredited Investors                         -          -                -          -     2,970,000           30
Stock Issued to Underwriter for
 Commission on Stock Sale                                  -          -                -          -             -            -
Stock Issued for Senior Notes                              -          -                -          -       335,000            3
Stock Issued for Services                                  -          -                -          -        75,000            1
Stock Issued for Purchase of
 Nuvim Powder, LLC                                         -          -                -          -       450,000            4
Stock Cancellation for cancelled Services                  -          -                -          -       (17,142)           -
Warrants Issued for Note Extensions                        -          -                -          -             -            -
Net Loss                                                   -          -                -          -             -            -
                                             ---------------  ---------  ---------------  ---------  ------------  -----------
Balance at September 30, 2006                              -          -                -          -    10,584,946  $       107
                                             ===============  =========  ===============  =========  ============  ===========

                                              Additional                          Total
                                               Paid-In        Accumulated     Shareholders'
                                               Capital           Deficit         Deficit
                                            --------------   --------------  ---------------
Balance at December 31 2005                 $   18,167,605   $  (20,245,061) $    (2,077,405)

Stock Issued for Services                           28,999                -           29,000
Stock Issued for Services                            4,558                -            4,558
Stock issued for Compensation                      306,109                -          306,109
Stock Issued for Accounts Payable                  110,581                -          110,584
Stock Issued for Accrued Compensation              355,532                -          355,541
Stock Issued for Loan Payable
 & Accrued Interest                                 37,630                -           37,631
Stock Issued for Services                          139,173                -          139,177
Stock Sold to Accredited Investors                 593,970                -          594,000
Stock Issued to Underwriter for
 Commission on Stock Sale                          (60,125)               -          (60,125)
Stock Issued for Senior Notes                       66,997                -           67,000
Stock Issued for Services                           29,249                -           29,250
Stock Issued for Purchase of
 Nuvim Powder, LLC                                  89,996                -           90,000
Stock Cancellation for cancelled Services           (6,000)               -           (6,000)
Warrants Issued for Note Extensions                 44,000                            44,000
Net Loss                                                 -       (1,462,169)      (1,462,169)

                                            --------------   --------------  ---------------
Balance at September 30, 2006               $   19,908,274   $  (21,707,230) $    (1,798,849)
                                            ==============   ==============  ===============

The Notes to Financial Statements are an integral part of this statement.

                                   NUVIM, INC.
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2006
                                   (Unaudited)

                                                                   2005            2006
                                                               ------------    ------------
Cash Flow From Operating Activities:
  Net Loss                                                     $ (1,836,715)   $ (1,462,169)
  Adjustment to reconcile net loss to net cash used in
   Operating Activities
  Depreciation                                                       14,044             678
  Beneficial conversions of notes payable                            49,755               -
  Amortization of debt discount on notes payable                          -          14,029
  Stock issued for services                                               -         201,985
  Employee stock based compensation                                       -         306,109
  Interest expense in connection with warrants                            -           2,932
  Provision for sales returns                                       395,130         226,700
  Gain on forgiveness of accounts payable                          (148,525)        (15,803)

Changes in Operating Assets and Liabilities:
  Accounts receivable                                              (389,999)       (266,786)
  Inventory                                                        (103,085)          1,467
  Prepaid expenses and other current assets                         (31,413)         16,263
  Accounts payable including related parties                       (313,513)        (60,651)
  Accrued compensation                                              206,384         303,330
  Accrued expenses                                                   18,592        (170,371)
  Accrued interest                                                  336,795          62,010
                                                               ------------    ------------
       Net Cash Used in Operating Activities                     (1,802,550)       (840,277)
                                                               ------------    ------------

Cash Flow From Investing Activities:
  Purchase of equipment and furniture                                  (442)              -
                                                               ------------    ------------
     Net Cash Used in Investing Activities                             (442)              -
                                                               ------------    ------------

Cash Flow From Financing Activities:
  Net proceeds from issuance of common stock                      1,577,466         533,875
  Offering cost                                                           -         (30,000)
  Reimbursement of, and reduction in deferred offering cost         441,243               -
  Short term bank borrowings                                              -          51,200
  Payment of note payable                                            (9,000)         (6,000)
  Payment of Series B Advances                                      (23,080)              -
  Proceeds of related party advances                                (48,000)         30,000
  Proceeds from underwriter advance-related party                   200,000               -
  Repayment of underwriter advance-related party                   (200,000)              -
                                                               ------------    ------------
     Net Cash Provided by Financing Activities                    1,938,629         579,075

Net change in Cash and Cash Equivalents                             135,637        (261,202)
Cash and Cash Equivalents at Beginning of Period                    277,649         270,468
                                                               ------------    ------------
Cash and Cash Equivalents at End of Period                     $    413,286    $      9,266
                                                               ============    ============

The Notes to Financial Statements are an integral part of these statements.

                                   NUVIM, INC.

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (Unaudited)

NOTE 1 - BUSINESS AND BASIS OF PRESENTATION

A.  BUSINESS

NuVim, Inc. (The "Company") markets and distributes dietary supplement beverages which enhance the immune system, promote sturdy joints, muscle flexibility and muscle recovery. The Company distributes its products through supermarkets in approximately 13 states, predominantly on the East Coast. The Company's beverage products contain certain micronutrients which Stolle Milk Biologies, Inc. ("SMBI") has patented. Spencer Trask Specialty Group, LLC ("ST") which is a significant stockholder in the company, is the controlling stockholder of SMBI, SMBI and ST collectively are micronutrients, which can be terminated by SMBI under certain conditions.

B.  GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred net losses of $565,600 and $521,654 for the three months ended September 30, 2006 and 2005 and $1,462,169 and $1,836,715 for the nine months ended September 30, 2005 and 2005, respectively. Management also expects operating losses to continue in 2006 and 2007. The Company has negative working capital of $937,591 and a Total Stockholders Deficit of $1,863,917. The Company's continued existence is dependent upon its ability to secure adequate financing to fund future operations and commence profitable operations. To date, the Company has supported its activities through equity sales, the sale of preferred common stock, notes payable and cash advances from related parties and stockholders. It is the Company's intention to raise additional capital through additional borrowings and sales of its equity securities. No assurance can be given that these funding strategies will be successful in providing the necessary funding to finance operations of the Company. Additionally, there can be no assurance, even if successful in obtaining financing, the Company will be able to generate sufficient cash flows to fund future operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustment relating to the recoverability and classification of recorded assets or amounts and classification of liabilities that might be necessary related to this uncertainty.

C.  BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited interim consolidated financial statements as of September 30, 2006 and 2005 reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of its financial position as of September 30, 2006 and as of the result of its consolidated operations and its consolidated cash flows for the periods ended September 30, 2006 and 2005.

The Unaudited Consolidated Statements of Operations for the nine months ended September 30, 2006 and 2005 are not necessarily indicative of results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Current Report on Form 10KSB for the year ended December 31, 2005.

NOTE 2 -CRITICAL ACCOUNTING POLICIES

A.  STOCK BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R (revised 2004), "Share-Based Payment" which revised Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation" This statement supersedes Opinion No. 25, "Accounting for Stock Issued to Employees." The revised statement addresses the accounting for share-based payment transactions with employees, eliminates the ability to account for share-based compensation transactions using the intrinsic value method pursuant to APB 25 and requires that the compensation costs relating to such transactions be recognized in the statement of operations. The revised statement has been implemented by the Company effective January 1, 2006. The Company continued to account for stock awards issued to non-employees under the fair value method as described in EITF 96-18 "Accounting for Equity Investments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services."

The implementation of FAS No. 123R has the following effect on the statement of operations for the nine month period ending September 30, 2006:

         Net loss before stock option expense...  $   (1,156,060)
         Less Stock Option Expense..............        (306,109)
         Net Loss as Reported...................  $   (1,462,169)

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

                                                                                         NINE MONTHS
                                                                                            ENDED
                                                                                         SEPTEMBER 30,
                                                                                             2005
                                                                                        --------------
Net income (loss) - as reported .....................................................   $   (1,836,715)
Add: total stock based employee  compensation  expense  determined under fair value
 based methods.......................................................................         (774,559)
                                                                                        --------------
Net income (loss) - pro forma .......................................................   $   (2,611,274)
                                                                                        ==============
Net income (loss) attributable to common stockholders per share:
  Basic and diluted net loss per share as reported...................................   $        (0.80)
                                                                                        ==============
  Pro forma and diluted basic loss per share.........................................   $        (1.14)
                                                                                        ==============

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                   SEPTEMBER 30,
                                       2005
                                   -------------
Risk free annual interest rate .          4.30%
Expected volatility ............            90%
Expected life ..................       7 years
Assumed dividends ..............          None

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

The fair value for options issued prior to January 2006 was estimated at the date of grant using a Black-Scholes option-pricing model. The risk free rate was derived from the U.S. Treasury yield curve in effect at the time of the grant. The volatility factor was determined based on a comparison to companies with similar characteristics. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options

A summary of the status of the Company's options for the nine months ended September 30, 2006 is as follows:

                                                             WEIGHTED                         AGGREGATE
                                                             AVERAGE          REMAINING       INTRINSIC
                                             SHARES       EXERCISE PRICE        LIFE            VALUE
                                         --------------   --------------   --------------   --------------
Balance at beginning of period .......        1,643,316   $         1.01        9.9 years   $         0.00
Granted ..............................        1,940,000             0.31               --               --
Cancelled or Expired .................         (277,169)              --               --               --
Exercised ............................               --               --               --               --
                                         --------------   --------------                    --------------
Outstanding at the end of the period .        3,306,147   $         1.01        9.3 years   $         0.00
                                         ==============   ==============                    ==============

A summary of the status of the Company's nonvested shares as of September 30, 2006, and changes during the nine months ended September 30, 2006 is presented below:

                                                                                           WEIGHTED-
                                                                           WEIGHTED-        AVERAGE
                                                                            AVERAGE        REMAINING
                                                                          FAIR VALUE      CONTRACTUAL
                                                           NUMBER OF        AT GRANT         TERM
                                                             SHARES          DATE          (in years)
                                                         -------------   -------------   -------------
Non-vested shares at December 31, 2005 ...............         492,456   $        1.00             9.5
Options granted ......................................       1,940,000            0.31              --
Options vested........................................      (2,107,506)             --              --
Options forfeited or expired .........................         (93,287)             --              --
                                                         -------------   -------------   -------------
Non-vested shares at September 30, 2006 ..............         231,663   $        1.00             9.5
                                                         =============   =============   =============

As of September 30, 2006, there was approximately $438,000 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.50 years.

B.  RECLASSIFICATIONS

Certain reclassifications were made to the 2005 financial statements in order to conform to the 2006 financial statements.

C.  LOSS PER SHARE

Loss per share is presented in accordance with the provisions of SFAS No. 128, Earnings Per Share and SEC Staff Accounting Bulletin No. 98. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. These common stock equivalents have been omitted from earnings per share because they are anti-dilutive, accordingly, basic and diluted EPS were the same for the nine months ended September 30, 2006 and 2005. Common stock equivalents outstanding at September 30, 2006 consisted of 3,306,147 incentive stock options and warrants to purchase 7,673,937 shares of common stock.

D.  RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, and ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 will be effective for the Company beginning January 1, 2008. Management is currently evaluating the effect SFAS No. 157 will have on the Company's financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("SFAS No. 158"). SFAS No. 158 requires companies to recognize the over-funded or under-funded status of their defined benefit postretirement plans as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company will adopt SFAS No. 158 on December 31, 2006. The adoption of SFAS No. 158 is not expected to have a material effect on the Company's financial condition or results of operations.

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

The weighted average remaining contractual life of options outstanding was 9.9 and 9.3 years as of December 31, 2005 and September 30, 2006.

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

NOTE 4 - SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

                                                                    Nine Months Ended
                                                         ---------------------------------------
                                                         September 30, 2005   September 30, 2006
                                                         ------------------   ------------------
Non Cash Investing and Financing Activities

Stock issued for accounts payable                                        --   $          110,584
Stock issued for accrued compensation                                    --   $          335,541
Stock issued for senior notes payable                                    --   $           67,000
Stock issued for management loan and accrued interest                    --   $           37,631
Stock issued for interest in NuVim Powder, LLC                           --   $           90,000
Warrant issued for extension of senior note payable                      --   $           44,000
Assignment of senior secured notes payable and
 accrued interest to a related party                     $        2,679,498                   --
Automatic conversion of notes payable                    $          245,000                   --
Senior secured note - related party                      $        6,141,527                   --
Stock issued for accrued salaries                        $          593,750                   --
Senior secured notes payable - related parties           $          500,000                   --
Subordinated notes payable and accrued interest          $          266,639                   --
Stock issued for Related party advance                   $           69,000                   --
Stock issued for Accounts payable                        $          109,000                   --

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

         During the first quarter of 2006, NuVim acquired all of Santa Fe Productions' 24% interest in the powder subsidiary for a seven year warrant to purchase 50,000 shares of common stock for a dollar a share. The fair value of this warrant was not significant to these financial statements.

         On April 7, 2006 NuVim agreed with Messrs. Clark and Moger to acquire their respective 12.5% interests in the powder subsidiary for 225,000 shares of NuVim common stock each. NuVim executed the agreement on April 18. 2006. The NuVim shares were exchanged for the interests in the powder subsidiary on April 20, 2006. Clark and Moger are accredited investors who accepted the shares for their own investment and agreed to restrictions on resale placed with the Company's transfer agent and the printing of a legend on their certificates. Because of these factors, this issuance is exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6). The value of these shares is approximately $90,000 which represents the company's sole distribution rights of its powder product.

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

         During May and June, NuVim agreed with several organizations to provide various services for 385,704 shares of common stock. The services have a value of approximately $139,000. Each service provider represented itself to be an accredited investor who was purchasing the common stock for his own investment and not for resale. They agreed in writing to restrictions on resale placed with the NuVim's transfer agent and the printing of a legend on its certificate. Because of these factors, this sale was exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6). During September 2006, 17, 142 shares of common stock were returned and cancelled due to services not performed valued at approximately $6,000.

Common Stock issued for Executive Compensation

         On April 20, 2006 NuVim and two current and one retired executives reached agreement on the number of shares to be granted in lieu of a cash bonus for 2005 and the additional restrictions to be imposed on their ability to sell the shares. A total of 661,500 shares were granted, 341,500 to Mr. Kundrat, the CEO, 200,000 to John L. Sullivan, the Vice-President of Sales, and 120,000 to Paul J. Young, until April 1, 2006 the Vice President of Operations and now a member of the Advisory Board. All are accredited investors who have agreed in writing that they are accepting the shares for investment purposes and will not sell the shares until after May 1, 2007. Legends indicating that the shares are unregistered have been placed on the certificates and stop transfer orders with respect to these certificates have been placed with NuVim's transfer agent. As a result, this issuance is exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6).

         On April 21, 2006 Michael Vesey agreed, in connection with his resignation reported below in Item 5.02(b), to accept 98,955 shares of NuVim common stock in payment of accrued salary of $19,791. In addition, he accepted 85,000 shares of common stock in lieu of his executive cash bonus for 2005. Mr. Vesey also agreed that he will not sell his shares before May 1, 2007. Mr. Vesey is an accredited investor who is accepting the shares for investment purposes. Legends indicating that the shares are unregistered have been placed on the certificates and stop transfer orders with respect to these certificates have been placed with NuVim's transfer agent. As a result, this issuance is exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6).

Common Stock issued on Conversion of Secured Convertible Promissory Notes

         In June 2006, the holders of the Secured Convertible Promissory Notes agreed to the conversion of their Notes into an aggregate of 335,000 shares of common stock. In addition, the holders surrendered the warrants that had been issued in connection with the Notes for cancellation. Each of the Note holders was an accredited investor. Legends indicating that the shares are unregistered have been placed on the certificates and stop transfer orders with respect to these certificates have been placed with NuVim's transfer agent. As the shares of common stock were issued in exchange for NuVim securities without the payment of any additional consideration, the issue was exempt under
Section 3(a)9 of the Securities Act.

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

Warrants Issued for Extension of Senior Notes Payable

On August 14, 2006, Messrs Moger and Clark agreed to extend the maturity of the $500,000 of senior secured notes held by them until January 2009. As consideration for this, they each received a warrant entitling them to purchase 100,000 shares of common stock at a price of $0.35 per share until 2015. These warrants were valued using the Black-Sholes method which approximates $44,000. These warrants, which represent debt discount, will be expensed over the new maturity life of the loan, or thirty months commencing August 2006.

Registration Statement

In connection with the second quarter 2006 equity transaction for approximately $600,000 and certain other equity transactions, the Company filed a registration statement with the Security and Exchange Commission in October 2006.

In connection with this filing, the Company incurred approximately $30,000 of legal and other professional costs directly related to the filing.

Such costs have been classified as deferred offering cost in the statement of financial position as of September 30, 2006, and are expected to be reclassified as a reduction of additional paid in capital at the effective date of the registration statement.

NOTE 6 - SUBSEQUENT EVENTS

During the third quarter, NuVim entered into an agreement with its new spokesperson to provide various services for a total of 15,000 shares of common stock. The services have a value of approximately $5,250. They agreed in writing to restrictions on resale placed with the NuVim's transfer agent and the printing of a legend on its certificate. Because of these factors, this sale was exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6). The shares were issued during the fourth quarter of 2006.

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

         Forward-looking statements involve many risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements for a number of reasons, including those appearing under the caption "Factors Affecting Operating Results" and elsewhere in this Quarterly Report on Form 10-QSB. The cautionary statements contained or referred to in this report should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our three quarters. We undertake no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

         Our focus is to push forward in six areas: Increase the sales per store in existing Wal-Mart supercenters and increase the number of Wal-Mart distribution centers stocking the NuVim(R) 64 ounce size; begin testing in the first quarter of 2007 with Kroger, the second largest US retailer; introduce a shelf stable 16 ounce in two varieties for the 1,500 independent shelf stable US distributors; increase sales of the newly introduced powder version in three varieties through the internet, retail sales, and fund raising programs with non-profit organizations; increase profitable sales to current and new supermarkets; and introduce NuVim to the military commissaries and troop feeding.

         Earlier this year we launched an equity funded print news media campaign to educate consumers about the benefits of NuVim(R) and create market awareness for our product. The media program will continue for approximately eighteen months or until the contracted amount of the newspaper features has been completed.

         We have produced a 30 second television commercial for the refrigerated products, a 60 second television commercial for the powder product and a 5 minute powder infomercial for the product and plan air these commercials 2,000 times through Platinum Television Group.

         Case shipments of our 64 ounce refrigerated product increased by 5,878 or 41% during the third quarter of 2006 compared with the same period in the prior year. The reasons for the increase included further expansion to additional Wal-Mart supercenters in mid May, an increase at Pathmark supermarkets in the New York/New Jersey market, and new business at Giant Eagle in the western Pennsylvania market. During 2006 we continued to have had limited cash to fund product sampling and advertising programs, which we believe are critical to maintain and increase sales of our products. Therefore, with limited funding we are unable to support all markets and concentrated in certain markets to attain a level of consumer sales to hold supermarket retail distribution and in some accounts increase the number of stores carrying NuVim products until we are able to raise cash for additional marketing programs. In the interim, advertising program funded by the issuance of stock will continue to be important.

         In late 2003 we began a test program with a single Wal-Mart supercenter. In late 2004 the test was expanded to one Wal-Mart distribution center, covering 43 supercenters and then a further expansion in late 2005 to two additional distribution centers that covered most of the Wal-Mart supercenters in the State of Florida. During the 2005 expansion, the number of NuVim(R) varieties carried by the supercenters was increased from two to three. Third quarter 2005 Wal-Mart sales were 8% of the total 2005 sales for that quarter. In April 2006, we increased our distribution to two more Wal-Mart distribution centers and in the third quarter of 2006 one more distribution center was added. We now serve approximately 300 supercenters and seven distribution centers in 7 states. Third quarter 2006 Wal-Mart sales were 61% of total NuVim sales for this quarter. The Wal-Mart initiative has matured much faster then the others. We expect the other five initiatives to increase their sales contribution both absolutely and as a percentage of the total sales.

    SALES RESULTS

         The discussion below covers selected data regarding sales for the third quarter ended and the year to date through September 30, 2006 and 2005. The data is not necessarily indicative of continuing trends.

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

UNIT CASE VOLUME/CASE SALES

                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                    SEPTEMBER 30,             SEPTEMBER 30,
                               -----------------------   -----------------------
                                  2006         2005         2006         2005
                               ----------   ----------   ----------   ----------
Gross Cases Sold                   20,258       14,380       52,790       50,016
Gross Sales                    $  366,804   $  261,888   $  964,956   $  911,396
Net Sales                      $  256,663   $  158,436   $  738,256   $  516,266

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

         20,258 cases sold represents an increase of 5,878, or 41%, for the three months ended September 30, 2006, when compared to the same quarter in 2005. As discussed above, we believe that the number of cases sold is due to the increase in the number of Wal-Mart supercenters carrying the product with the expansion to 7 distribution centers from three in mid-May of 2005. While direct comparison of most distribution centers is confused by changes of coverage within the distribution centers area and because two of the distribution centers last year had sales for only 2 of the three months in the quarter, sales to the three distribution centers active in both 2006 and 2005 nearly doubled. Elsewhere we had a slight increase in the quarter from Shoprite, New York's largest account and new business from Giant Eagle, a Pittsburgh based account.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

         Gross Sales. For the three months ended September 30, 2006, gross sales were $366,804 an increase of $104,916 or 40% than gross sales of $261,888 for the three months ended September 30, 2005. This is 12% above this year's second quarter sales which themselves represented a 19% increase over last year's second quarter. The increase in gross sales is primarily attributable to the increase in Wal-Mart sales and selected other accounts. We have not had sufficient funds to support advertising and sampling of our products in our existing stores since mid 2002. In June of 2005, we restructured our balance sheet through the issuance of common stock, but were only able to raise a limited amount of funds for advertising and sampling programs. We have relied on equity funded advertising programs to raise brand awareness.

         Discounts, Allowances and Promotional Payments. For the three months ended September 30, 2006, promotional allowances and discounts were $110,141, an increase of $6,689 from the promotional allowances and discounts of $103,452 for the three months ended September 30, 2005. This 6% increase is reflective of our ability to generate incremental sales for the quarter of 40% with only a 6% increase in promotion costs We record the price reductions, which are reimbursed by us to the retailers, in accordance with Financial Accounting Standards Board Emerging Issues Task Force, No. 01-09, Accounting for Consideration Given by a Vendor to a Customer. We expect to continue to use price promotions and coupon distribution selectively as a means to promote consumer sampling and trial of our product into the foreseeable future. As the product further matures and a higher percentage of users of our product are repeat purchasers, we expect coupon expense, relative to gross sales, to decline although we will continue to use these marketing programs when needed. Product returned after its expiration date decreased as a percentage of sales this quarter versus the same quarter a year ago by 1%. Total Discounts, Allowances and Promotional payments as a percentage of gross sales decreased from 40% for the three months ended September 30, 2005 to 30% for the three months ended September 30, 2006. This is very positive because it is costing less to move more product off the shelf.

                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                      -----------------------     INCREASE
                                                         2006         2005       (DECREASE)    PERCENTAGE
                                                      ----------   ----------    ----------    ----------
Discounts for timely payment                          $    3,629   $    4,303    $     (674)          (16)%
Product returned after its expiration date                39,375       31,287         8,088            26%
Promotional  price  allowances,  coupons  and other
 incentives                                               67,137       59,252         7,885            13%
Slotting fees                                                 --        8,610        (8,610)          100%
                                                      ----------   ----------    ----------    ----------
Total Discounts, Allowances and Promotional
 Payments                                             $  110,141   $  103,452    $    6,689             6%
                                                      ==========   ==========    ==========    ==========

         Net Sales. Net sales for the three months ended September 30, 2006 were $256,663, an increase of $98,227, or 62% above net sales of $158,436 for the three months ended September 30, 2005. The increase in net sales is primarily attributable to the increase in case sales and a decrease in the promotional pricing as discussed above.

         Cost of Sales. For the three months ended September 30, 2006, cost of sales was $204,110 an increase of $65,171, for the three months ended September 30, 2005. Cost of sales, which includes some categories of promotion spending like couponing and discounts in pricing to the consumer, increased due to the case sales increase. However, the cost of sales did not increase as fast as case sales increased indicating that the efforts in reducing ingredient costs are beginning to be reflected in the total cost of goods.

         Gross Profit. Gross profit was $52,553 for the three months ended September 30, 2006, an increase of $33,056 from the $19,497 gross profit for the three months ended September 30, 2005. Gross profit as a percentage of gross sales was 14% for the three months ended September 30, 2006 compared to the 7% for the three months ended September 30, 2005. The increase in gross profit as a percentage of gross sales was primarily due to the increase in volume and the proportionate decrease in price discounts. as well as the lower cost of goods. Overall, Gross Profit for the three months ended September 30, 2006 exceed the 2005 Gross Profit for the same period by almost 170%

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were $605,782 for the three months ended September 30, 2006 including $241,109 of non-cash expense incurred because of the grant of options under the Company's employee stock option plans. Selling, general, and administrative expenses during the three months ended September 30, 2005 of $529,045. The option expense is included because of FAS 123R governing valuation of option grants and the timing of their application. If the option expense is excluded, other selling, general, and administration expense decreased $164,372 or 31%. We are still in an early stage of our development and did show improvement versus last year same time period and expect to further show improvement moving forward. We continue to work on increasing sales to achieve sales volumes sufficient to generate net sales in excess of our selling, general and administrative expenses. The decrease in selling, general and administrative expenses is primarily due to decreases salaries by eliminating a full time Chief Financial Officer, full time Vice President of Operations. As a result of these factors, Selling, General, and Administrative Expense decreased by 25% from the same period last year. Further reductions are planned for the fourth quarter.

         Loss from Operations. Loss from operations was $553,229 for the three months ended September 30, 2006 compared to $509,548 for the three months ended September 30, 2005. The entire increase of $43,681 is due to $241,109 of non-cash expense incurred because of the grant of options under the Company's employee stock option plans. Without this the loss would have been reduced by $197,428 or 39%, The improvement due to the increase in sale and gross profit and the reduction of selling, administration costs was offset by the option expense calculated as required under FAS 123R.

         Interest Expense. Interest expense was $19,371 for the three months ended September 30, 2006; a increase of $1,329 or 7%, from interest expense of $18,042 for the three months ended September 30, 2005. The increase in interest expense is primarily attributable to the loans that now have a maturity date of January 2009.

         Net Loss. Net loss was $565,600 for the three months ended September 30, 2006 compared to $521,654 for the three months ended September 30, 2005, an increase of $43,946 due entirely to $241,109 of non-cash expense incurred because of the grant of options under the Company's employee stock option plans. Without the option expense Net Loss decreased $197,163. Gains attributable to the improved operating results and the lower interest expense discussed above were entirely offset by the option expense.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

         Gross Sales. For the nine months ended September 30, 2006, gross sales were $964,956 an increase of $53,560, or 6% higher than gross sales of $911,396 for the nine months ended September 30, 2005. The increase in gross sales for nine months includes a first quarter 2006 decline of 29% below 2005 first quarter gross sales. The entire decline was made up in the second and third quarters.

         Discounts, Allowances and Promotional Payments. For the nine months ended September 30, 2006, promotional allowances and discounts were $226,700, a decrease of $168,430 or 43%, from the promotional allowances and discounts of $395,130 for the nine months ended September 30, 2005. This decrease is primarily attributable to not couponing and discounting the price as heavily as 2005. We record the price reductions, which are reimbursed by us to the retailers, in accordance with Financial Accounting Standards Board Emerging Issues Task Force, No. 01-09, Accounting for Consideration Given by a Vendor to a Customer. We expect to continue to use price promotions and coupon distribution selectively as a means to promote consumer sampling and trial of our product into the foreseeable future. As the product matures and a higher percentage of users of our product are repeat purchasers, we expect coupon expense, relative to gross sales, to decline. Product returned after its expiration date decreased primarily due to the lower sales volume discussed above. Total Discounts, Allowances and Promotional payments as a percentage of gross sales decreased from 43% for the nine months ended September 30, 2005 to 23% for the nine months ended September 30, 2006.

                                                        NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                     -----------------------    INCREASE
                                                        2006         2005      (DECREASE)    PERCENTAGE
                                                     ----------   ----------   ----------    ----------
Discounts for timely payment                         $    9,523   $    8,988   $      535             6%
Product returned after its expiration date              104,486      116,379      (11,893)          (10)%
Promotional price allowances, coupons and other
 incentives                                             111,719      246,278     (134,559)          (55)%
Slotting fees                                               972       23,485      (22,513)          (96)%
                                                     ----------   ----------   ----------    ----------
Total Discounts, Allowances and Promotional
 Payments                                            $  226,700   $  395,130   $ (168,430)          (43)%
                                                     ==========   ==========   ==========    ==========

         Net Sales. Net sales for the nine months ended September 30, 2006 were $738,256 an increase of $221,990, or 43% higher than net sales of $516,266 for the nine months ended September 30, 2005, despite a decline of about 16% during the first quarter. The increase in net sales is primarily attributable to the increase in case sales and lower consumer price discount promotion spending as discussed above.

         Cost of Sales. For the nine months ended September 30, 2006, cost of sales was $513,310, a decrease of $3,139, or 1% lower than cost of sales of $516,449 for the nine months ended September 30, 2005. Cost of sales as a percentage of gross sales decreased to 53% for the nine months ended September 30, 2006, compared to 57% for the nine months ended September 30, 2005. The decrease in cost of sales as a percentage of gross sales was primarily the result of lower cost of goods, lower and price discount allowances.

         Gross Profit. Gross profit was $224,946 for the nine months ended September 30, 2006, an increase of $225,129 from the negative ($183) gross loss for the nine months ended September 30, 2005. Gross profit as a percentage of gross sales was 23% for the nine months ended September 30, 2006 compared to the gross loss of less than 1% for the nine months ended September 30, 2005. The increase in gross profit as a percentage of gross sales was primarily due to the lower price discounts and the lower cost of goods.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1,609,854 for the nine months ended September 30, 2006, including $306,109 of non-cash expense incurred because of the grant of options under the Company's employee stock option plans. Selling, general, and administrative expenses during the nine months ended September 30, 2005 were $1,583,100. The option expense in 2006 is included because of FAS 123R governing valuation of option grants and the timing of their application. If the option expense is excluded, other selling, general, and administration expense decreased $279,355 or 18% from selling, general and administrative expenses for the nine months ended September 30, 2005. The nine months include two months without a full time CFO and one month without a full time Vice President for operations. Out sourcing the financial and operations management functions have decreased cost without decreasing effectiveness. The decrease in selling, general and administrative expenses also reflects decreases in product sampling expenses. These improvements were entirely offset by the option expense. During the fourth quarter we will implement a new sales force compensation plan which should also allow additional selling, general, and administrative expense to be further reduced.

         Loss from Operations. Loss from operations was $1,384,908 for the nine months ended September 30, 2006 compared to $1,583,283 for the nine months ended September 30, 2005. The entire increase of $198,375 is due to $306,109 of non-cash expense incurred because of the grant of options under the Company's employee stock option plans. Without this the loss would have been reduced by $504,484 or almost 32%. The improvements attributable to the increased gross profit and decreased operating expenses described above were offset by the option expense calculated as required under FAS 123R, mostly occurring in the third quarter.

         Interest Expense. Interest expense was $92,909 for the nine months ended September 30, 2006; a decrease of $314,012 or 77%, from interest expense of $406,921 for the nine months ended September 30, 2005. The decrease in interest expense is primarily attributable to the retirement of indebtedness. On June 24, 2005, in connection with the closing of our initial public offering, we extinguished approximately $7.7 million of indebtedness through the issuance of common stock.

         Net Loss. Net loss was $1,462,169 for the nine months ended September 30, 2006 compared to $1,836,715 for the nine months ended September 30, 2005. The $374,546 decrease in net loss was primarily attributable to the improved operating results and the lower interest expense discussed above offset by the option expense.

LIQUIDITY AND CAPITAL RESOURCES

         Our operations to date have generated significant operating losses that have been funded through the issuance of common stock and external borrowings. We will require additional sources of outside capital to continue our operations. Additionally secured convertible promissory notes with a face amount of $67,600 were due September 23, 2006 and senior secured promissory notes with a principal amount of $500,000 are due on November 30, 2006. All the notes due September 23, 2006 were converted into 335,000 shares of common stock and the warrants issued at the time of the sale of the notes were cancelled. In addition, during this quarter, the maturity of the Senior Secured Notes was extended to January 2009.

         We also have outstanding notes payable with a principal balance of approximately $320,000. The maturity of $120,000 of these notes was also extended by agreement with the holder to January 2009. The remaining $200,000 is subordinated to the Senior Secured Notes; as a result, their maturity of was automatically extended to January 2009. We are currently seeking additional financing through the sale of equity securities, and negotiating modified payment terms with our creditors, but there can be no assurance we will be successful in this endeavor.

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

         In May and June 2006, several creditors agreed to accept 302,954 shares of restricted common stock at a price of $0.35 per share to settle an aggregate of approximately $107,000 of current or past due accounts payable obligations and several organizations agreed to accept 383,563 shares of common stock for future services valued at approximately $138,000.

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

         Net cash used in operating activities for the nine months ended September 30, 2006 was $870,277, respectively, compared to cash used in operating activities of $1,802,550 during the same period in 2005. The decrease in cash used by operating activities during the first nine months of $932,273 was primarily attributable to lower administrative expenses, less promotional spending, and higher contributions from product sales. The $870,277 for the nine months included a one time payment of $202,000 to SMBI, the exclusive provider of the proprietary whey protein concentrate used in our products, in full settlement of past due balances due to them.

         $609,075 was provided by financing activities during the nine months ended September 30, 2006, compared to $31,000 provided by related party advances offset by an expenditure of

213,637 for deferred offering costs during the nine months ended September 31, 2005.

APPLICATION OF RECENT AND CRITICAL ACCOUNTING POLICIES AND PRONOUNCEMENTS

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, and ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 will be effective for the Company beginning January 1, 2008. Management is currently evaluating the effect SFAS No. 157 will have on the Company's financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("SFAS No. 158"). SFAS No. 158 requires companies to recognize the over-funded or under-funded status of their defined benefit postretirement plans as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company will adopt SFAS No. 158 on December 31, 2006. The adoption of SFAS No. 158 is not expected to have a material effect on the Company's financial condition or results of operations.In July 2006, the Financial Accounting Standards Board ("FASB") has published FASB Interpretation No. 48 ("FIN No. 48"), Accounting for Uncertainty in Income Taxes, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise's financial statements. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The adoption of FIN 48 is not expected to have a material effect on the Company's financial condition or results of operations.

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

VALUATION OF DISTRIBUTION RIGHTS

         During 2006, the Company acquired the remaining interest in NuVim Powder, LLC.

         In connection with this purchase transaction, the Company allocated the fair value of the purchase price of $90,000 to an intangible asset called Distribution Rights.

         The Company completed this transaction as part of an overall effort to promote the distribution of its powder product through such channels as the internet, infomercials and retail outlets.

         There can be no assurance that the Company will be successful of its promotion of its powder products. In the event the Company is not successful, there could be a future impairment of the Company's intangible asset, Distribution Rights.

         INFLATION

         We do not believe that inflation had a significant impact on our results of operations for the periods presented.

         OFF-BALANCE SHEET TRANSACTIONS

         At September 30, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

         During 2006 Paulsen Investment Company, Inc. privately placed 2,470,000 restricted shares of our common stock at a price of twenty cents per share. A total of $594,000 was received. The holders of $67,600 of convertible notes due September 23, 2006 agreed to surrender their warrants and accept common stock at the same price in lieu of cash. The holder of another note accepted approximately 108,000 shares of restricted common stock for approximately $38,000 of principal and interest.

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

OUR AUDITORS HAVE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         In their report in connection with our 2005 financial statements, our auditors included an explanatory paragraph stating that, because we have incurred net losses and have a net capital deficiency for the years ended December 31, 2004 and 2005, and, as of September 30, 2006. Our continued existence will depend in large part upon our ability to successfully secure additional financing to fund future operations. Our initial public offering was not sufficient to completely alleviate these concerns; the proceeds have been adequate to fund operations to date, but we will need to raise additional funding to continue operations. If we are not able to achieve positive cash flow from operations or to secure additional financing as needed, we will continue to experience the risk that we will not be able to continue as a going concern.

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

         We have not had sufficient capital to operate our business for approximately three years, and as a result, we have negotiated extended payment terms on approximately $820,000 of notes payable which are due and payable upon receipt of additional financing.

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

WE HAVE A HISTORY OF LOSSES AND WE EXPECT TO CONTINUE TO OPERATE AT A LOSS FOR THE FORESEEABLE FUTURE.

         Since our inception in 1999, we have incurred net losses in every year, including net losses of $2,239,440 for the year ended December 31, 2003, $2,131,581 for the year ended December 31, 2004, 2,396,902 for the year ended December 31, 2005 and $1,248,128 for the nine months ended September 30, 2006. We had a working capital deficit of $838,220 at September 30, 2006 and have negative cash flows from operations. As a result of ongoing operating losses, we also had an accumulated deficit of $21,493,189 and a stockholders' deficit of $1,869,917 at the same date. We expect to incur losses until at least through 2006 and may never become profitable. We also expect that our expenses will increase substantially for the foreseeable future as we seek to expand our product line and sales and distribution network, implement internal systems and infrastructure and comply with the legal, accounting and corporate governance requirements imposed upon public companies. These ongoing financial losses may adversely affect our stock price.

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

CONSUMERS WHO TRY OUR PRODUCTS MAY NOT EXPERIENCE THE HEALTH BENEFITS WE CLAIM, WHICH MAY CAUSE THEM TO DISCONTINUE USING OUR PRODUCTS.

         There have been 19 independent clinical studies that have demonstrated the health benefits of the micronutrient components of our products. However, there has been only one, small-scale study of the effects of NuVim beverages directly. That study required the subjects to consume 12 ounces of NuVim daily for nine weeks. While the study did validate the positive health claims we believe our products provide, it did not consider whether a smaller quantity of the beverage or a shorter period of continued usage might provide similar benefits. Therefore, we currently cannot confirm that the health benefits of our products will be evident to casual consumers of our products. Consumers may determine that drinking 12 ounces of NuVim per day for a minimum of nine weeks requires more discipline and expense than they are willing to devote. If consumers do not use our product in the quantity or for the duration we recommend, they may not achieve the health benefits we claim, which may cause them to make alternative nutritional beverage and/or dietary supplement purchasing decisions.

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

ITEM 3. CONTROLS AND PROCEDURES.

         The Company's Chief Executive Officer and accounting firm of Hendel & Hendel have reviewed the disclosure controls and procedures relating to the Company at September 30, 2006 and concluded that such controls and procedures were designed to and were, indeed, effective to provide reasonable assurance that all material information about the financial and operational activities of the Company was made known to them. There were no changes in the Company's internal control over financial reporting during the nine months ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are at present no legal proceedings pending against the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales for Cash

         None

All of the cash was used for working capital.

Common Stock Issued for Services

         During the third quarter, NuVim agreed with its new spokesperson to provide various services for a total of 15,000 shares of common stock. The services have a value of approximately $5,250. They agreed in writing to restrictions on resale placed with the NuVim's transfer agent and the printing of a legend on its certificate. Because of these factors, this sale was exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6). The shares were issued during the fourth quarter of 2006.

         Warrant issued in connection with debt extension

         During the third quarter, Richard Clark, the entertainer, and Stanley Moger, one of our directors, agreed to extend the maturity of their $500,000 Senior Secured Note until 2009. As consideration for this, they each are to receive a warrant entitling them to purchase 100,000 shares of common stock at a price of $0.35 per share until 2015. These warrants representing debt discount, were valued at $44,000 and will be expensed over the new maturity life of thirty months commencing August 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None in the third quarter 2006

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a)  Current Reports on Form 8-K: None

(b)  The following exhibits are filed as part of this report:

EXHIBIT NO.    DESCRIPTION
-----------    -----------------------------------------------------------------
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

                                             NUVIM, INC.

         Date: November __ , 2006            By:   /s/ RICHARD P. KUNDRAT
                                                   -----------------------------
                                                   Richard P. Kundrat
                                                   Chief Executive Officer and
                                                   Chairman of the Board
                                                   (Principal Executive Officer)


         Date: November __ , 2006            By:   /s/ RICHARD P. KUNDRAT
                                                   -----------------------------
                                                   Richard P. Kundrat
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)