Form 10QSB/A
period 2006-09-30
NUVIM INC
filed 2006-12-01
CIK 1170652

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 Amendment No. 1

                                       to

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

ITEM 3. CONTROLS AND PROCEDURES.

         The Company's Chief Executive Office, Chief Financial Officer, and the accounting firm of Hendel & Hendel evaluated the effectiveness of the design and operation of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act) means controls and other procedures of a company that are designed to ensure that this information is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation of its disclosure controls and procedures, the Company's chief executive, chief financial officer, and the Hendel firm had concluded that, as of September 30, 2006 and as of the date of filing, the controls, and procedures were effective at a reasonable assurance level and will continue to operate as designed.

         NuVim maintains certain internal controls over financial reporting that are appropriate, consistent with cost-benefit considerations, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The retention of the accounting firm, a change in our internal control over financial reporting, occurred during the fiscal quarter ended June 30, 2006 has materially affected, and is reasonably likely to continue to affect, the Company's internal control over financial reporting in a positive manner. No change effecting NuVim's internal controls occurred during the third quarter.

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

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the small business issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             NUVIM, INC.

         Date: November 30, 2006             By:   /s/ RICHARD P. KUNDRAT
                                                   -----------------------------
                                                   Richard P. Kundrat
                                                   Chief Executive Officer and
                                                   Chairman of the Board
                                                   (Principal Executive Officer)


         Date: November 30, 2006             By:   /s/ RICHARD P. KUNDRAT
                                                   -----------------------------
                                                   Richard P. Kundrat
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)