Form 10KSB
period 2006-12-31
NUVIM INC
filed 2007-04-12
CIK 1170652

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              REPORT ON FORM 10-KSB

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     for the year ended December 31, 2006.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     for the transition period from______ to ______.

                          Commission File No. 000-50508

                                 NUVIM(R), INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

                Delaware                               13-4083851
        ------------------------         ---------------------------------------
        (State of Incorporation)         (I.R.S. Employer Identification Number)

        12 North State Route 17                          07652
----------------------------------------               ----------
(Address of Principal Executive Offices)               (Zip Code)

                                  201.556.1010
                           ---------------------------
                           (Issuer's Telephone Number)

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

                                 Yes [X] No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation SB is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10SKB or any other amendment to this Form 10SKB. [ ]

         The issuer's revenues for its most recent fiscal year were $1,292,155.

The aggregate market value of the voting stock held by non-affiliates of the issuer on April 11, 2007, based upon the $0.51 per share average bid and asked prices of such stock on that date, was $6,005,345, based upon 11,775,187 shares held by non-affiliates of the issuer.

         Check whether the issuer has filled all documents and reports required to be filed by section 12, 13, or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.

                                 Yes [ ] No [ ]

The total number of issuer's shares of common stock outstanding held by affiliates and non- affiliates as of April 11, 2007 was 14,406,782.

Documents Incorporated by Reference: Items 9, 10, 11, 12 and 14 are incorporated from the Information Statement included in Schedule 14C to be filed within 120 days of the end of the fiscal year. See also Item 13, Exhibits.

================================================================================

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

                                     PART I

ITEM 1.  DESCRIPTION OF THE BUSINESS

INTRODUCTION

         We produce, market, and distribute NuVim(R) dietary supplements in beverage and powder mix form. In the first quarter of 2007, NuVim introduced NutraFlora(R), manufactured by GTC Nutrition into all its refrigerated beverages. NutraFlora(R) short chain fructooligosaccharides is the most effective prebiotic fiber available. Derived from cane or beet sugar, NutraFlora(R) is uniquely capable of promoting health by supporting the growth of beneficial (probiotic) bacteria which in turn provide health benefits such as improved calcium and mineral absorption for better bone health and a strong immune system. Studies also show that NutraFlora(R) helps improves digestive functions, contributes to a healthy cholesterolmetabolism, and bone health. NuVim(R) has an exclusive agreement with GTC Nutrition for beverages and powder products that are mixed with liquids for reconstitution that benefit the consumer in immune enhancement and joint health.

         When NutraFlora(R) was introduced, the reformulation included a much higher level of whey protein concentrate. Whey concentrate that has been credited with bringing increased physical performance, building and repairing muscle tissue, cardiovascular health, and immune defense. The reformulation also eliminates hi-fructose corn syrup and reduces the calories per 8 ounce serving from 70 to 45.

         NuVim(R) dietary supplement beverages are formulated to meet many of the preferences of health conscious consumers. They are low in sugar, with approximately 6 grams per 8 ounce serving, compared to 40-50 grams for some soft drinks. There are 9 grams of carbohydrates per 8 ounces. NuVim(R) is virtually lactose-free, fortified with the anti-oxidant vitamins A, C, and E, contains 100% of the daily recommended requirement of zinc, has all 9 essential amino acids, and calcium.

         Our first ready to drink product line was introduced in May 2000. This product line currently consists of three flavors of refrigerated dietary supplement beverages: Orange Tangerine, Fruit Symphony and Strawberry Vanilla. All are available in 64-ounce juice type cartons. Orange Tangerine and Strawberry Vanilla are also available in 16-ounce bottles. We have introduced NuVim(R) ready to use powder in January 2006. The powder is available in three varieties; Chocolate, Vanilla, and Strawberry. NuVim(R) powder supplement can be mixed with the consumer's favorite beverage such as juice or milk or added to yogurt or cereal. The powder is sold in 30 individual servings in a box and is currently available through the NuVim(R) web store at www.NuVim.com. In March, 2007, we signed an agreement with General Nutrition Centers ("GNC") to sell NuVim(R) in their stores in the Tampa, Florida market as a test of its customer appeal. At this time GNC will be the only nutritional supplement retailer that will be selling NuVim(R) in the powder mix form. NuVim(R) will support the initial test stores with 60 second television advertising tagging the commercials that NuVim(R) is now available at GNC. In addition to the television advertising, NuVim(R) will provide in-store programs that communicate to consumers the immune and bone health benefits provided by our beverages. We are also planning a sampling program for all of the GNC stores in the test.

         NuVim(R) beverages are currently available in 13 states and the District of Columbia. Our 64-ounce cartons are currently sold in over 2,100 supermarkets as of December 31, 2006. Chains carrying NuVim(R) include ShopRite Supermarkets, Publix Super Markets, Pathmark Supermarkets, Giant Supermarkets, A&P Supermarkets, Food Emporium, Waldbaums, Mars Super Markets, SuperValue
Supermarkets, Acme Markets, and Wal-Mart supercenters in Virginia, North Carolina, South Carolina, Florida, Georgia and Alabama. In March of 2007 we introduced NuVim 64 ounce size to 137 Kroger stores as a test in the Kroger Detroit Division. Our 16-ounce bottles accounted for less than 5% of our sales and are sold in selected retail locations, including small grocery stores, delicatessens and a limited number of chain supermarkets including Acme Markets in Philadelphia and Giant Markets in Harrisburg who also sell the 64 ounce.

         In the future we plan to introduce one new flavor of the 64-ounce size beverage. Possible new flavors like chocolate, vanilla, and peach or perhaps an iced tea with the same NuVim(R) health benefits. We expect to test market a new item within the next 12 months.

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

         The functional beverage market in the United States has developed beyond being a niche category of drinks meant for better health and well-being. The wide variety of functional beverages makes available options that can appeal to many types of consumers who have become taste- and ingredient-conscious as well as more sophisticated about their overall food consumption. In its 2004 report on the United States functional beverages market, Frost & Sullivan cites the following trends in the functional beverages market:

     o physical fitness and mental well-being are the core needs driving the functional beverage industry;
     o the variety of functional beverages has grown to appeal to almost all demographics of consumers;
     o the growing ethnic population in the United States influences beverage consumption patterns with their use of novel ingredients; and
     o while still a small segment of the competitive and already crowded beverage industry, functional beverages have splintered into many subcategories with their own consumer target markets.

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

         We believe growth in the functional foods market is driven by the following trends:

     o increasing medical acceptance and recommendation of supplements, vitamins and health foods;
     o increasing consumer desire to avoid prescription drugs and seek non-medical treatment options;
     o growing number of consumers seeking health benefits in food and beverages;
     o growing number of consumers seeking to avoid certain unhealthy attributes in foods and beverages;
     o growing scientific interest in the problems of inflammation and a compromised immune system; and
     o better nutritional educational practices being taught at all levels in the school system.

         Many of these trends are a result of the fact that the U.S. population over 35 years of age is growing 20% faster than the overall population. Therefore, these issues are of concern to an increasing proportion of the population.

OUR STRATEGY

         Our objective is to become a leading provider of good-tasting, nutritional beverages and beverage products designed to promote health using the best technologies that become available. The elements of our business strategy include the following:

     o Increasing brand awareness, trial and repeat purchases of the NuVim(R) products through brand building activities including sampling, advertising, promotion and other marketing activities.
     o    Expanding sales for our existing product line in our current markets.
     o Introducing new products into our current markets including the NuVim(R) shelf stable single serve and the powder version.
     o    Expand  with  Wal-Mart,  Kroger and  military  commissaries  and troop feeding.
     o Expanding our distribution channels beyond the current concentration in supermarkets, to club warehouses, convenience stores, schools, business cafeterias, drug stores, fast food outlets and other locations using the 64 ounce size, 16-ounce plastic bottle single-serving size.

     o Expand the powder version through e-commerce, retail outlets and fund raising organizations.
     o Building the brand, growing revenues and achieving profitability in order to position NuVim(R) as a possible joint venture or merger partner, because NuVim(R)'s brand as well as its marketing strengths could contribute to the combined venture. NuVim(R) is also a possible acquisition candidate for one of the 13 multi-national food and beverage companies that might seek to add healthy product choices to their product offerings.

OUR PRODUCTS

         We have developed NuVim(R) beverages to provide consumers with good-tasting beverages that help strengthen the immune system, support muscle flexibility and promote athletic performance. All of our refrigerated products contain the proprietary, patented and exclusive micronutrient NutraFlora(R) and substantial amounts of Whey Protein.

         Current Products

           Ready to Drink Beverages

         This product line consists of natural, fruit-flavored, refrigerated dietary supplement beverages available in three flavors: Strawberry Vanilla, Orange Tangerine and Fruit Symphony. The 64-ounce cartons are currently is sold primarily in refrigerated juice section of major supermarkets. We also sell single-serving, 16-ounce bottles, which are available in Strawberry Vanilla and Orange Tangerine flavors. This smaller size in plastic bottles is currently marketed primarily to small grocery stores, some major supermarket chains, and delicatessens.

         NuVim has been reformulated to eliminate its dependence on the SBMI whey protein and utilize NutraFlora(R) and an increased amount of whey protein concentrate (first item on the ingredient statement after water) to achieve its benefits, particularly enhanced immunity and joint health. Whey protein, NuVim(R)'s largest ingredient, other than water, has been credited with increased physical performance, building and repairing muscle tissue, enhanced cardiovascular health, promoting wound healing, and strengthening immune defense. NutraFlora(R) is uniquely capable of promoting health by supporting the growth of beneficial (probiotic) bacteria which in turn provide health benefits such as improved calcium and mineral absorption for better bone health and a strong immune system. Almost 200 studies also show that NutraFlora(R) helps improve digestive functions and bone and joint health and contributes to a healthy cholesterol metabolism. The reformulation will retain the vitamins and minerals but will include a much higher level of whey protein concentrate. The reformulation will also eliminate hi-fructose corn syrup and reduce the calories per 8 ounce serving from 70 to 45.

         In addition to containing the prebiotic micronutrient NutraFlora(R), NuVim(R) refrigerated beverages are also fortified with vitamins and minerals. An eight-ounce serving offers 100% of the minimum daily requirement of Vitamins E, C, B-12, and zinc, smaller portions of Vitamin A, protein, and all nine essential amino acids. The beverage is readily digestible, is virtually lactose-free and contains no fat, cholesterol, or caffeine. An eight-ounce serving contains 45 calories, 6 grams of sugar and 9 grams of carbohydrates.

         An additional benefit of the new formulation is that it can be pasteurized without reducing the ability of the ingredients to enhance our customers health.

         The 64-ounce size of NuVim(R) is typically priced from $2.78 to $3.99, depending on the supermarket. This is approximately the same price as the everyday price of a 64-ounce carton of a nationally branded orange juice. The 16-ounce bottle is typically priced from approximately $1.29 to $1.59.

           NuVim(R) Powder

         In January 2006 we introduced NuVim(R) powdered supplements to be added to beverages, cereals, or yogurt. It is available in three flavors, Vanilla, Chocolate, and Strawberry. NuVim(R) powder currently provides the same SMBI micronutrients, vitamins and minerals as our ready to drink beverages did prior to the reformulation. It is sold in 30 serving boxes and is currently available on our online store for $49.95 per box, with discounts for larger quantities. The powder form allows us to market our product on a nationwide basis without the distribution costs associated with the refrigerated ready to drink line. Sales to date have not been material.

         In March, 2007, NuVim entered into an agreement with General Nutrition Company ("GNC") to sell NuVim(R) in their stores on a test in the Tampa, Florida market. At this time GNC will be the only nutritional supplement retailer that will be selling NuVim(R) in the powder mix form. NuVim(R) will support the initial test stores with 60 second television advertising tagging the commercials that NuVim(R) is now available at GNC. In addition to the television advertising, NuVim(R) will provide in-store programs that communicate to consumers the immune and bone health benefits NuVim(R) provides.

         NuVim(R)  powder   continues  to  contain  its  other  two  proprietary
micronutrients, MunePro(R) and AccuFlex(R) and will so do until existing stocks are exhausted.

         New Product Development

         We intend to develop a product line that does not need to be refrigerated throughout the distribution system. This new line of shelf stable beverages will be in a single serve size of 12 or 14 ounces and sold potentially sold to the 1,500 non-Coke/Pepsi shelf stable distributors in the country. These distributors will in turn sell the product to schools, colleges, hospitals, convenience stores, and bodegas. It is unlikely that the shelf stable products will be sold in the major supermarkets. We expect to launch at least a test of the shelf stable products in the first half of 2007.

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

         Approximately 95% of our current sales are to refrigerated supermarket warehouses that then deliver our product and other brands of refrigerated products to individual supermarkets. Some of these supermarket warehouses are owned by the supermarket chains that stock our product, while other warehouses that we sell to have contracts with a supermarket chain to warehouse and then deliver refrigerated products to their stores. For the year ended December 31, 2005, Wal-Mart, a retailer of our product in the southeast accounted for 21% of our sales, Publix, a retailer of our product primarily in Florida and Georgia accounted for 14% of our sales, C&S New Jersey warehouse that supplies the Pathmark supermarket chain accounted for 11%, and Wakefern Foods, which supplies Shop Rite Supermarkets in the New York/New Jersey area, accounted for approximately 10% of our total gross sales. In 2006 we shipped 17 different warehouses that in turn ship to individual supermarket stores. Seven of the 17 warehouses are Wal-Mart distribution centers. The combined seven Wal-Mart distribution centers accounted for 52% of our business last year. One Wal-Mart distribution center accounted for 14.5 % of the business and another one accounted for 10.7%. In addition, the warehouse servicing Pathmark stores accounted for 8.4% of the total business and the Shoprite warehouse 8.0%.

         Our 64-ounce refrigerated beverage product is primarily sold to consumers through supermarkets. We also sell the 16-ounce refrigerated beverage product to refrigerated food warehouses. Some of these warehouses sell their refrigerated products to independent smaller grocery stores or to large supermarkets that have only one or two stores. In addition, our 16-ounce beverage product is sold to distributors who only sell to foodservice outlets, such as cafeterias, schools, hospitals and convenience stores. We plan to expand the number of distributors we sell and the categories of customers to include club stores, nutrition centers and health food outlets.

         During 2006 our limited marketing programs included in-store sampling, television advertising, print advertising, and reduced supermarket price features. We used these programs to build consumer brand awareness and trial and repeat purchases, particularly to support our product introduction in the new Wal-Mart stores in North and South Carolina, Virginia, Alabama and Georgia. In August of 2004 we began serving one Wal-Mart distribution center servicing 44 stores in northern Florida. We distributed two flavors of our refrigerated product this one distribution center servicing approximately 44 supercenter stores. In August 2005 Wal-Mart increased our distribution to three flavors and a total of three distribution centers servicing approximately 120 stores. In April 2006, we increased our distribution to the entire southeast region, encompassing approximately 300 supercenters and six Wal-Mart distribution centers that service Wal-Mart supercenters in 6 states. In late 2006 we added the seventh distribution center. We believe Wal-Mart operates approximately 3,500 supercenters across the United States.

         We also made use of supermarket advertising and consumer promotions, and internet advertising. During the year we also used direct mail programs through the supermarket data base to identify and deliver advertising and coupon incentives to our targeted audience.

         Dick Clark was our public spokesperson until 2005 and has appeared in past NuVim(R) television and radio commercials, point of sale materials and on our website. Because Dick Clark suffered a stroke and has not completely recovered, we used him in a limited way in 2006 and do not anticipate that we will be using him in advertising or promotion in 2007. We have signed actress and model Ashleigh Howard as our new spokesperson. We have produced and aired three television spots with Ms. Howard.

         Beginning in December 2005 and continuing into 2007, we began a print media campaign through News USA. The program creates and distributes a series of news articles addressing a wide range of consumer health concerns for which NuVim(R) is beneficial. Topics include staying heart healthy, ways to combat fatigue, why the immune system is key to good health, and the right way to maintain sound nutrition when dieting. This campaign is designed to build brand awareness and educate the consumer about NuVim(R)'s benefits in an informational and credible format.

         Since the third quarter of 2006 we have used a television 5 minute infomercial to communicate the benefits of NuVim(R) in powder forms. In the fourth quarter of 2006 we introduced a 30 second television commercial, a 60 second commercial emphasizing the powder version and a 5 minute commercial also focusing just on the powder version to build awareness, trial and repeat purchases of our products.

DISTRIBUTION

         We first introduced NuVim(R) refrigerated beverages in the New York, New Jersey and Connecticut metropolitan area during the second quarter of 2000. We then expanded the distribution of our products into the Philadelphia, Baltimore, Washington, D.C., Harrisburg, Scranton, Wilkes-Barre and the State of Delaware marketing areas during the first quarter of 2001. In 2002 we further expanded into Virginia, Pittsburgh, Cleveland and upstate New York. In September 2004, began selling to Publix Super Markets, located in Florida. As of December 31, 2006, our refrigerated beverages are available in approximately 2,100 supermarkets in all or part of 13 states (New York, New Jersey, Connecticut, Maryland, Pennsylvania, Delaware, Virginia, Ohio, Florida, Alabama, Georgia, and North and South Carolina) and the District of Columbia. These accounts are serviced by a network of eight food brokers. The brokers present the promotional programs to the supermarket chain account headquarter buyers and the brokers also have a retail force that call on each individual supermarket to maintain product rotation, correct pricing and maintain or improve shelf location and the amount of space allocated to the NuVim(R) products. We handle the headquarters for Wal-Mart and the test launch at Kroger in house. We do have a retail organization that calls on the Wal-Mart stores to assist in rotating the products and managing out of stocks and proper in store signage.

SUPPLY, MANUFACTURING AND ORDER PROCESSING

         Our products are now manufactured solely at Mountainside Farms in Roxbury, New York, using whey protein concentrate, NutraFlora(R) supplied by GTC Nutrition, and a blend of customized flavors, as well as other ingredients purchased from major domestic and international companies. We provide annual contract purchase orders and maintain inventories of select ingredients and supplies unique to our process; these annual contracts result in more favorable prices and better service. Mountainside Farms purchases selected ingredients and stores them for us at their plant. We practice just in time inventory methods to provide maximum beneficial cash flow. Our refrigerated nutritional beverage is then packaged in 64-ounce juice cartons and 16-ounce plastic single-serving bottles. NuVim(R) beverages have an 83-day shelf-life from the date of production. This compares favorably with fresh juice, juice made or not made from concentrate and pasteurized milk which have a shelf life of between 14 to 39 days. We expect that the processing, ingredient, storage, and distribution costs for the reformulated product at Mountainside Farms will be improved as we move to higher volumes.

         Mountainside Farms will also store the finished product until shipment to our customers. Mountainside Farms' more flexible processing schedule enables us to more closely schedule production to our customers needs, thereby enhancing cash flow.

         NuVim(R) beverages are produced under a strict quality assurance program. The product formulation and process steps for the production of NuVim(R) products are documented in the NuVim(R), Inc. Quality Manual. This manual contains production formula and process instructions, as well as quality assurance testing required on a daily, batch basis, including, without limitation, daily microbiological testing. The HACCP (Hazard Analysis Critical Control Point), which is in place at Mountainside Farms and is a requirement for all dairy operations in the United States, will be implemented at any new production site.

         If Mountainside cannot meet our needs, we believe there are numerous qualified dairies throughout the United States that have sufficient capacity to meet our needs. This strategy allows us to operate without investing in plant and production equipment thereby keeping our fixed capital cost for manufacturing as well as warehousing and freight at virtually zero.

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

         Upon receiving an order, our products are shipped directly from the Mountainside facility to customer warehouses, enabling "just in time" inventory levels for our finished products. Customers typically receive the product with a minimum of 60 days of shelf life. We control inventory management, production and invoicing.

PATENTS AND TRADEMARKS

         NuVim(R) was awarded a manufacturing process patent for milk protein concentrate beverages; the patent expires in March 2021.

         We own the NuVim(R), MunePro(R), AccuFlex(R), MuneFlex(R), and Fruit Symphony(R) trademarks.

         NuVim also owns the manufacturing process patent.

         We are responsible for maintenance of our trademarks and for protecting those trademarks against infringement.

COMPETITION

         In a broad sense, all beverages are competitive with all other beverages including our dietary supplement beverages. When consumers buy NuVim(R), they most likely are not purchasing some alternative beverage choice, which could be any beverage, from bottled water to carbonated soda to milk or juice. Competition in the nutritional beverages market, in particular, which includes all of our existing and currently planned products, is intense, always growing and evolving. The industry trend has moved from small start-up companies to industry participants that are large beverage companies or food conglomerates. These companies often have better cost control, product promotion and distribution networks than we are able to generate.

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

         We believe that our current products are best positioned as a nutritional beverage and placed in supermarkets or other retail outlets in the refrigerated juice section. Competition is particularly intense among products in these nutritional beverage market segments. We believe our direct beverage competition in this market segment includes national, regional and local beverage manufacturers. We compete within the refrigerated fruit drink category, which includes national and regional brands such as Tropicana (owned by PepsiCo, Inc.), Minute Maid (owned by The Coca-Cola Company) and Florida's Natural (a division of Citrus World, Inc.). In addition, a number of major supermarkets and other retail outlets market their own brand of fresh juices that compete with our products. Significant competitive pressure from these or other companies could negatively impact our sales and results of operations. In many supermarkets and in Wal-Mart supercenters NuVim(R) is placed on the refrigerated juice shelf between Minute Maid and Tropicana products

         NuVim(R) dietary supplement beverages are the only beverages containing NutraFlora(R) sold in the United States marketed specifically for the dual benefits of "Enhanced Immunity and Joint Health". Other companies sell milk and whey protein concentrate or products containing milk or whey protein concentrate, but they do not support the growth of beneficial (probiotic) bacteria which in turn provide health NuVim(R)'s health benefits. Studies also show that NutraFlora(R) helps improve digestive functions and bone health an in the NuVim(R) products. Therefore, we believe our products provide health benefits to consumers that are not available in other products that contain milk-derived antibodies. We believe that NuVim(R) is the only beverage product on the market using NutraFlora(R) to support the growth of beneficial (probiotic) bacteria.

         Although we have an exclusive licensing agreement with GTC Nutrition for 2007 for ready to drink beverages and powder products for reconstitution into beverages when marketed specifically for the dual benefits of "Enhanced Immunity and Joint Health", and are aware of no other beverage brands that are positioned as dietary supplements with claims promoting healthy joints and immune enhancement, it is possible that another larger, established company might enter the dietary supplement market and offer a product similar to ours with comparable benefits. Such a potential competitor may have a longer operating history and substantially greater financial, technical support and other assets and resources and may be able to respond more quickly to new or changing business situations. If such a company were to enter the segment of the beverage market we currently occupy, this could have a material adverse effect on our business and prospects.

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

         In October 1994, the Dietary Supplement Health and Education Act ("DSHEA") was enacted, which introduced a new statutory framework governing the composition and labeling of dietary supplements. Under this law, dietary supplements are permitted to make "statements of nutritional support" without FDA pre-approval. These statements may describe how particular dietary ingredients affect the structure, function or general well-being of the body, or the mechanism of action by which a dietary ingredient may affect body structure, function or well-being, but may not state that a dietary supplement will diagnose, mitigate, treat, cure, or prevent a disease. Nor can a claim be made that would be interpreted as a health claim. A company making a statement of nutritional support must possess adequate substantiating scientific evidence for the statement, disclose on the label that the FDA has not reviewed the statement and that the product is not intended to mitigate, treat, cure, or prevent disease, and notify the FDA of the statement within 30 days after its initial use. Although the FDA has been notified of the statements of nutritional support made for our products, there can be no assurance that, at some time in the future, the FDA will not determine that a given statement of nutritional support which we make is a disease claim rather than an acceptable nutritional support statement relating to body function or structure. This determination would require deletion of the disease claim or, if it is to be used at all, our submission and the approval by the FDA of a new drug application (which would entail costly and time-consuming clinical studies) or revision to a health claim, which would, as noted above, require demonstration of significant scientific agreement and prior FDA approval. An expert panel determined that the Stolle milk whey concentrate and NutraFlora(R) are considered Generally Recognized As Safe and therefore the whey received a Certificate of Generally Recognized As Safe Approval.

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

EMPLOYEES

         As of March 17, 2007, we had five employees: our Chief Executive and Chief Financial Officer, credit manager, consumer affairs manager, accounts payable manager, and operations manager. We out source auditing, accounting, investor relations, and public relations. Our sales organization consists of all commission sales brokers. Our corporate secretary and general counsel is a part-time consultant. We also use part time consultants to assist in operations, legal negotiations, Federal Trade Commission advice, all of whom are members of our advisory committee.

RISK FACTORS RELATED TO OUR BUSINESS

         An investment in our securities involves a high degree of risk. You should carefully consider the following risks, as well as the other information in this report, before purchasing our securities. If any of the possibilities described as risks below actually occur, our business, operating results, financial condition, and liquidity would likely suffer. In that event, the trading price of our securities could fall, causing you to lose some or all of your investment in our company. The following is a description of what we consider our key challenges and material risks.

We Will Need to Raise Additional Capital.

         We are currently operating at a loss and expect our expenses to continue to increase as we expand our product line as well as our geographic presence throughout the United States. To date, we have relied primarily on financing transactions to fund operations. We could face unforeseen costs such as an increase in transportation costs resulting from the recent significant increases in the cost of fuel; or our revenues could fall short of our projections because retail outlets discontinue ordering our products or for reasons unrelated to our products, such as a revenue decline due to changes in consumer habits and preferences or we may achieve lower margins than planned on our products due to cost increases or competitive pricing pressure. We will need another infusion of capital to continue to fund our operations in 2007. During 2006 Paulsen Investment Company, Inc. privately placed 2,970,000 restricted shares of our common stock at a price of twenty cents per share. A total of $594,000 was received less offering costs paid of 60,125 for a net amount of $533,875.

         In addition, during 2006 several creditors agreed to accept 331,453 shares of common stock at a price of $0.35 per share to settle an aggregate of approximately $110,534 of current or past due trade debt and seven people and organizations have agreed to accept approximately 695,412 shares of common stock for services valued at approximately $216,065. Four officers agreed to accept 661,500 shares of common stock in lieu of their 2005 executive cash bonuses.

         In April 2006 our former CFO and a former officer agreed to accept a total of 192,955 shares of common stock for a portion of their 2006 salary and accepted bonus due them.

         During the second quarter of 2006 the holders of $67,600 of secured debentures agreed to accept 335,000 shares of common stock in exchange for their notes and warrants.

         During the third quarter on August 23, 2006, the holders of all $500,000 of NuVim(R)'s Senior Secured Notes, Richard Clark, the entertainer, and Stanly Moger, one of NuVim(R)'s directors, agreed to extend their maturity from November 2006 to January 2009. Interest will accrue at an annual rate of eight (8%) percent. Neither principal nor interest will be due until that date. As compensation, each received a warrant to purchase 100,000 shares of NuVim's common stock for $0.35 per share. The warrant may be exercised from February 2007 through August 15, 2015. As a result of this extension, the maturity of an additional $150,000 of debt which is subordinated to the Senior Secured Notes is automatically extended to January 2009. The loan agreement with Clark and Moger provides that, if NuVim raises additional capital, they have the right to demand prepayment of their Notes.

         On August 25, 2006 Kirkpatrick & Lockhart Nicholson Graham LLP, the holder of an $120,000 unsecured note agreed to extend its maturity from November 2006 to January 2009. Interest will accrue at an annual rate of eight (8%) percent. Neither principal nor interest will be due until that date. In connection with this transaction, NuVim issued warrants entitling the holder to purchase up to 50,000 shares of common stock at a price of $0.35 per share until August of 2015.

         In June and November 2006, the holders of a $75,000 subordinated notes agreed to accept approximately 290,614 shares of common stock in settlement of their note and all remaining accrued interest.

         At the end of 2006, Mr. Kundrat, NuVim's CEO, agreed to accept 392,188 shares of common stock in lieu of cash payment of part of his executive bonus for 2006 of $125,500 and 218,750 shares of common stock in lieu of cash payment of his $43,750 of unpaid 2005 salary. Also, at that time, Mr. Siegel, NuVim's corporate Secretary, agreed to accept 50,000 shares of common stock in lieu of any cash fee in connection with a registration statement.

         We will still continue to need additional funds to continue our operations. New sources of capital may not be available to us when we need it or may be available only on terms we would find unacceptable. If such capital is not available on satisfactory terms, or is not available at all, we will be unable to continue to fully develop our business and our operations and our financial condition will be materially and adversely affected. Such a lack of additional funding could force us to cease operations altogether. Debt financing, if obtained, could increase our expenses and would be required to be repaid regardless of operating results. In addition, if we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the rights of our ordinary shares and our shareholders may experience additional dilution. Any such developments can adversely affect your investment in our company, harm our financial and operating results, and cause our share price to decline.

Our Auditors Have Substantial Doubt About Our Ability To Continue As A Going Concern.

         In their report in connection with our 2006 and 2005 financial statements, our auditors included an explanatory paragraph stating that, because we have incurred net losses and have a net capital deficiency for the years ended December 31, 2005 and 2006, there is substantial doubt about our ability to continue as a going concern. The extension of all debt to a payable date of January 15, 2009 does alleviate the immediate debt concerns. Our continued existence will depend in large part upon our ability to successfully secure additional financing to fund future operations. Our initial public offering was not sufficient to completely alleviate these concerns; recent stock sales have brought us closer to that goal, but it has not been reached. The proceeds have been adequate to fund operations to date, but we will need to raise additional funding to continue operations. If we are not able to achieve positive cash flow from operations or to secure additional financing as needed, we will continue to experience the risk that we will not be able to continue as a going concern.

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

We Have A History Of Losses And We Expect To Continue To Operate At A Loss For The Foreseeable Future.

         Since our inception in 1999, we have incurred net losses in every year, including net losses of $2,396,902 for the year ended December 31, 2005 and $1,778,959 for the year ended December 31, 2006. We had a working capital deficit of $506,292 at December 31, 2006 and have negative cash flows from operations. As a result of ongoing operating losses, we also had an accumulated deficit of $22,024,020 and a stockholders' deficit of $1,534,232 at the same date. We expect to incur losses until at least through 2007 and may never become profitable. We also expect that our expenses will increase substantially for the foreseeable future as we seek to expand our product line and sales and distribution network, implement internal systems and infrastructure and comply with the legal, accounting and corporate governance requirements imposed upon public companies.

Our  Continued  Progress  Depends Of  Consumer  Acceptance  Of The  Reformulated
Beverage

         In the first quarter of 2007, NuVim introduced a reformulated beverage and began producing it at a new plant. Although the new formulation maintains the same taste, reduces calories per serving from 70 to 45, eliminates High Fructose Corn Syrup, as an ingredient, and introduces NutraFlora(R) an active ingredient with more, and more recent, clinical support for its improvement of mineral absorption, particularly the calcium and magnesium necessary for bone strength, reinforcing the immune system, our consumers may not all continue to enjoy the NuVim(R) beverages and new customers attracted by the reduced sugar and calories and the improved health benefits may not replace all the old customers lost because of the changes.

Our Business Depends On The Acceptance Of Our Products In Both Existing And New Marketing Areas.

         We intend to expand into new geographic areas and broaden our product offerings to generate additional sales. Our refrigerated beverage products are currently available from southern Connecticut to Miami and as far West as Pittsburgh including such supermarket chains as ShopRite, Pathmark, A&P, Gristedes, Food Emporium, Walbaums, Acme, Giant,

Giant Eagle, Publix and Wal-Mart. Although marketing funds have been limited, but we have been able to maintain distribution due to our loyal consumer base who have felt the NuVim difference and continue to buy NuVim on a regular basis. The supermarket chain accounts see NuVim as a one of a kind product that offers the consumer a healthily choice to high sugar and high caffeine carbonated and non- carbonated beverages. We do not know whether the level of market acceptance we have received in our current markets for our products will be matched or exceeded in the geographic locations we are newly serving or in other areas of the country as we expand our distribution in the future. We also will need to raise additional financing to support this expansion.

         We can give no assurance that we will expand into new geographic areas. It is unlikely that we will achieve profitability in 2007, but possibly could achieve profitability on a monthly basis toward the end of next year.

Consumers Who Try Our Products May Not Experience The Health Benefits We Claim, Which May Cause Them To Discontinue Using Our Products.

         Although there is substantial clinical evidence showing that NuVim(R)`s ingredients produce the desired results, there have been no studies of our specific formulation. Therefore, we currently cannot confirm that the health benefits of our products will be evident to casual consumers of our products. Consumers may determine that drinking 12 ounces of NuVim per day for a minimum of 30 days requires more discipline and expense than they are willing to devote. If consumers do not use our product in the quantity or for the duration we recommend, they may not achieve the health benefits we claim, which may cause them to make alternative nutritional beverage and/or dietary supplement purchasing decisions.

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

Expansion Of Our Business Is Dependent On Our Ability To Expand Production.

         We currently manufacture our refrigerated product line at Mountainside Farms in Roxbury, New York. Our ability to expand beyond our current marketing areas depends on, among other things, the ability to produce our product in commercial quantities sufficient to satisfy the increased demand. Although our present production capacity is sufficient to meet our current and short-term future production needs, production capacity may not be adequate to supply future needs. If additional production capacity becomes needed, it will be necessary to engage additional co-packers or to expand production capacity at our present co-packer facility. If we expand production at Mountainside Farms Dairy, we risk having to pay significantly greater transportation costs to transport our products to warehouses in other regions of the United States. Any new co-packing arrangement raises the additional risk of higher marginal costs than we currently enjoy since we would be required to negotiate new terms with any new co-packer. We may not be able to pass along these higher costs to our customers. If we are unable to pass along the higher production costs imposed by new co-packers to our customers, we either will suffer lower gross margins and lower profitability, once achieved, or we may be unable to expand our business as we have planned, which could disappoint our stockholders.

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

ITEM 2 - DESCRIPTION OF PROPERTY

         We currently lease approximately 2,200 square feet of office space in Paramus, New Jersey under a two-year lease that expired on December 31, 2006. As of December 31, 2006, the company does not have a lease agreement with the landlord and is operating on a month to month basis. The lease space is used as our executive offices, which we use for marketing and administrative needs. Since we use off-site co-packing and warehousing arrangements for the manufacture and distribution of our products, we do not require extensive facilities. We believe that our current leased property is more space then we currently need and will be negotiating a smaller space for the future. We expect that we will be able to stay in the same building at 12 route 17 north in Paramus, NJ.

ITEM 3. - LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4.  - SUBMISSION OF MATTERS TO VOTE OF SECURITY  HOLDERS

None in the fourth  quarter 2006

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common stock market price

Of the 11,622,867 shares of common stock outstanding as of December 31, 2006, all but approximately 8,500,000 shares can be traded on the over- the-counter trading on the OTC Electronic Bulletin Board, which trading commenced July 24, 2005. Of this amount, 2,631,595 shares are held by affiliates. The following quarterly quotations for common stock transactions on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. The company completed an initial public offering of its common stock on June 24, 2005. The shares initially traded only as part of a unit, under the symbol NUVMU, with each unit consisting of one share of common stock, one "Class A" warrant to purchase common stock, and one "Class B" warrant to purchase common stock. Each unit was sold by the Company at a price of $1.00 per share as described in a prospectus dated June 21, 2005. The shares of common stock, Class A warrants, and Class B Warrants began trading separately as NUVM, NUVMW, and NUVMZ, respectively, on July 24, 2006.

                                         High Bid     Low Bid
                                         ---------   ---------
  2007
      First Quarter
         (Through March 30, 2007)        $    0.55   $    0.13
  2006
      First Quarter                      $    0.73   $    0.50
      Second Quarter                     $    0.53   $    0.27
      Third Quarter                      $    0.40   $    0.16
      Fourth Quarter                     $    0.32   $    0.16
  2005
      First Quarter                            N/A         N/A
      Second Quarter                           N/A         N/A
      Third Quarter                      $    1.00   $    0.49
      Fourth Quarter                     $    0.70   $    0.33

         The last sale price of the Company's Common Stock on March 29, 2007, was $ 0.45 as reported on the over-the-counter Electronic Bulletin Board. As of March 30, 2007, there were 188 shareholders of record of the Company's Common Stock. The Company has been informed that approximately 200 shareholders hold their Common Stock in nominee name.

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

RECENT SALES OF UNREGISTERED SECURITIES

         Stock Sales in the Fourth Quarter 2006 and in 2007 to date

         Sales for Cash

         On March 1 and 8, 2007, NuVim sold a total of 433,333 shares to an unrelated accredited investor for $130,000 or $.30 per share. No commissions or fees were paid in connection with this sale. He agreed in writing to restrictions on resale placed with the NuVim's transfer agent and the printing of a legend on its certificate. Because of these factors, this sale was exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6).

         At the same time as the second purchase, three of NuVim's outside directors, Doug Scott, Peter DeCrescenzo, and Cal Hodock purchased 50,000, 33,333, and 16,667 shares respectively at the same price totaling $$30,000 or $0.30 per share. Each director agreed in writing to restrictions on resale placed with the NuVim's transfer agent and the printing of a legend on its certificate. Because of these factors, this sale was exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6).

         At the end of the first quarter, NuVim received $300,000 to purchase 1,000,000 shares of common stock from Julius Baer Multistock SICAV US Stock Fund, a European Institutional Investor, at a price of $.30 per share. NuVim paid a commission of $30,000 to Continental Advisors SA in connection with this sale. In addition, Continental Advisors SA received $9,000 for its expenses without accounting for it. The purchaser represented in writing that it was an accredited investor and it agreed in writing to restrictions on resale placed with the NuVim's transfer agent and the printing of a legend on its certificate. Because of these factors, this sale was exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6).

         In April five investors represented by Paulsen Investment Company, Inc. and an additional private investor purchased a total of 872,667 shares of common stock for $261,800 or $0.30 per share. Paulson will receive a commission of $22,680 on the 772,667 shares sold to its clients. Each purchaser represented in writing that it was an accredited investor and it agreed in writing to restrictions on resale placed with the NuVim's transfer agent and the printing of a legend on its certificate. Because of these factors, this sale was exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6).

         All cash raised in these sales has been applied to working capital.

         Debt and Unpaid Compensation Conversions

         On December 1, 2006, NuVim issued a total of 182,983 shares of common stock to the holder of a $50,000 note in complete settlement of his note and all interest accrued since June 1, 2005. The shares have a value of approximately $59,000. He agreed in writing to restrictions on resale placed with the NuVim's transfer agent and the printing of a legend on its certificate. Because of these factors, this sale was exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6).

         On December 29, 2006, Richard Kundrat, NuVim's CEO, agreed to accept 218,750 and 392,188 shares of common stock in lieu of cash for his unpaid 2005 salary of approximately $43,750 and part of his 2006 bonus of approximately $125,750, respectively. In March 2007, an additional 100,000 shares were issued to settle the remaining $32,000 of his 2006 bonus. He agreed in writing to hold all the shares for at least one year and to the additional restrictions on resale placed with the NuVim's transfer agent and the printing of a legend on its certificate. Because of these factors, this sale was exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6).

         On January 30, 2007, NuVim issued 72,915 shares of common stock in lieu of cash for unpaid 2006 salary of approximately $14,600 due to Michael Vesey, NuVim's former CFO. He agreed in writing to restrictions on resale placed with the NuVim's transfer agent and the printing of a legend on its certificate. Because of these factors, this sale was exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6).

         Common Stock Issued for Services

         On December 1, 2006, NuVim agreed with a production and operations expert to provide various services for a total of 100,000 shares of common stock. The services have a value of approximately $32,000. He agreed in writing to restrictions on resale placed with the NuVim's transfer agent and the printing of a legend on its certificate. Because of these factors, this sale was exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6).

         On the same date, NuVim agreed to issue a total of 79,000 shares to two individuals for their services in seeking strategic partners and merger candidates. The services have a value of approximately $25,280. They agreed in writing to restrictions on resale placed with the NuVim's transfer agent and the printing of a legend on its certificate. Because of these factors, this sale was exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6).

         Also on that date, NuVim issued 15,000 shares to its new spokesperson for services valued at $4,800. She agreed in writing to restrictions on resale placed with the NuVim's transfer agent and the printing of a legend on its certificate. Because of these factors, this sale was exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6).

         On December 29, 2006, NuVim agreed with its Secretary and General Counsel to issue 50,000 shares of common stock in exchange for his services in connection with the filing of the Company's SB-2 Registration Statement. The services have a value of approximately $8,000. He agreed in writing to hold the shares for at least one year and to the additional restrictions on resale placed with the NuVim's transfer agent and the printing of a legend on its certificate. Because of these factors, this sale was exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6).

         On January 29, 2007, NuVim agreed with its Secretary and General Counsel to issue 100,000 shares of common stock as additional compensation for his services during 2007. The services have a value of approximately $16,000. He agreed in writing to hold the shares for at least one year and to the additional restrictions on resale placed with the NuVim's transfer agent and the printing of a legend on its certificate. Because of these factors, this sale was exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6).

         Also on that date, NuVim agreed with its operations director to issue a total of 50,000 shares of common stock as additional compensation for his services. The shares have a value of approximately $8,000. He agreed in writing to restrictions on resale placed with the NuVim's transfer agent and the printing of a legend on its certificate. Because of these factors, this sale was exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6)

         January 30, 2007 NuVim agreed with a communications expert to provide various services for a total of 40,000 shares of common stock. The services have a value of approximately $6,400. He agreed to restrictions on resale placed with the NuVim's transfer agent and the printing of a legend on its certificate. Because of these factors, this sale was exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6).

         March 14, 2007 NuVim issued 15,000 shares of common stock for services relating to its corporate presentation materials. The services have a value of approximately $5,700. He agreed to restrictions on resale placed with the NuVim's transfer agent and the printing of a legend on its certificate. Because of these factors, this sale was exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6).

         Warrants

         In connection with its debt extensions, NuVim issued warrants entitling the holder to purchase up to 250,000 shares of common stock at a price of $0.35 per share until August of 2015. The Warrant evidencing this right bears a restrictive Securities Act legend and provides that any shares issued upon exercise shall be restricted, be subject to stop orders with NuVim's transfer agent, and bear a legend to that effect. Because of these factors, this sale was exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6)

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We produce, market, and distribute NuVim(R) beverage dietary supplements in Ready-to-drink and powder mix forms NuVim utilizes the micronutrient NutraFlora(R) and whey protein to provide important health benefits to its consumers. Whey protein, NuVim(R)'s largest ingredient, other than water, enhances physical performance, enhances cardiovascular health, and promotes well being. NutraFlora(R) is uniquely capable of promoting health by supporting the growth of beneficial (probiotic) bacteria which in turn provide health benefits such as improved calcium and mineral absorption for better bone health and a strong immune system. Studies also show that NutrFlora(R) helps improves digestive functions, contributes to a healthy cholesterol, and metabolism.

         We focus on developing the NuVim(R) brand through a mix of advertising and promotional programs that build consumer awareness, trial and repeat purchases. The marketing consists of television advertising newspaper advertising/advertorials, product sampling, coupon distribution, and promotional price discounts. These marketing expenditures are essential to build the NuVim(R) brand. We continue to test various ways to find the most cost efficient means to use these marketing funds to increase consumer awareness, trial and repeat purchases. We believe that these advertising and promotional activities are critical to the growth of our business and expect to continue these programs in the future.

         We have distributed our refrigerated beverages since the year 2000 and are in approximately 2,100 Supermarkets in the Eastern United States. In 2002 company revenues were

$3.5 million. However, we eliminated most advertising and marketing support for our product in the second half of 2002 due to a lack of funding. We recapitalized our company in June 2005 through the conversion of approximately $7.7 million of debt into common stock and an initial public offering of our common stock. Since that time we have concentrated our limited financial resources on developing and supporting distribution opportunities that we believe will provide the greatest profitable sales expansion potential. We also developed a powder version of our product to be sold through direct distribution such as the internet as well as retail outlets. Sales of the product to date have not been material. We have begun to sell the powder mixes in retail stores in 2007.

         We have launched an equity funded print news media campaign to educate consumers about the benefits of NuVim(R) and create market awareness for our product. The media program which began in January 2006 and will continue for approximately eighteen months or until the contracted amount of the newspaper features has been completed.

         We have produced a 30 second television commercial for the refrigerated products, a 60 second television commercial for the powder product and a 5 minute educational video for the product and will air these commercials throughout 2007 through Platinum Television Group headquartered in Deerfield Beach Florida.

         During 2006 we continued to have had limited funding to support product sampling and advertising programs, which we believe are critical to maintain and increase sales of our products. Therefore, we have focused our spending on promotions in accounts that we believe will offer the greatest potential for sales growth and expansion opportunities until we are able to raise funding for additional marketing programs.

         In late 2003 we began a test program with a single Wal-Mart supercenter. In late 2004 the test was expanded to 43 supercenters (one Wal-Mart distribution center) and then further expansion to 120 supercenters (two additional distribution centers) in late 2005 that covered most of the Wal-Mart supercenters in the State of Florida. During the 2005 expansion the number of NuVim(R) varieties carried by the supercenters was increased from two to three. First quarter 2005 Wal-Mart sales were 8% of the total 2005 first quarter sales. In April 2006, we increased our distribution to the entire southeast region, encompassing approximately 300 supercenters (seven total distribution centers) servicing all or part of 7 states. Same store sales for Wal-Mart in 2006 were up 161% compared with 2005.

UNIT CASE VOLUME/CASE SALES

         The table set forth below discloses selected data regarding sales for the years ended December 31, 2006 and 2005. The data is not necessarily indicative of continuing trends.

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

                              Twelve Months Ended December 31
                              -------------------------------
                                  2006              2005
                              -------------     -------------
     Gross Cases Sold                70,542            65,982
     Gross Sales              $   1,292,155     $   1,208,279
     Net Sales                $     943,978     $     721,381

         Gross sales are the amount invoiced to customers, while net sales deduct from gross sales any payment or discount terms, promotional allowances, slotting fees, warehouse damage and returned goods in accordance with the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer. In some accounts we pay slotting fees when our products are initially introduced to a new account and run price feature promotions to encourage trials of our product. As brand loyalty grows in a market, we anticipate that we will be able to run fewer price promotions and will not incur the one time additional slotting fees to gain new distribution. 70,542 cases sold represents an increase of 4,560, or almost 7%, for the twelve months ended December 31, 2006. This increase for the year represents a strong last nine months. In the first quarter of 2006 sales were 29% or 6,032 cases behind the first quarter of 2005. Sales for the last three quarters of 2006 exceeded the last three quarters of 2005 by 10,592 cases or nearly 23%. We believe that the strong performance in the last 9 months is due to the increase in the number of Wal-Mart supercenters carrying the product because of the expansion to seven distribution centers during 2006 from three serviced in mid-May of 2005.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2006 COMPARED TO THE YEAR ENDED DECEMBER 31, 2005

         Gross Sales For the year ended December 31, 2006, gross sales were $1,292,155 an increase of $83,876, or 7% above gross sales of $1,208,279 for the twelve months ended December 31, 2005. The increase in gross sales for the year represents a rebound in the last nine months of the year from the first quarter 2006 gross sales decrease of 29% below 2005. The overall increase occurred because sales during the last three quarters exceeded sales during the same period last year by 23%.

         Discounts, Allowances and Promotional Payments Even though sales rose 7% for the twelve months ended December 31, 2006, promotional allowances, returns and discounts were $348.177, a decrease of $104,393 or 21%, from the promotional allowances and discounts of $486,898 for the year ended December 31, 2005. This decrease is primarily attributable to not couponing, discounting the price as heavily as 2005 and better sales at regular price. We record the price reductions, which are reimbursed by us to the retailers, in accordance with Financial Accounting Standards Board Emerging Issues Task Force, No. 01-09, Accounting for Consideration Given by a Vendor to a Customer. We expect to continue to use price promotions and coupon distribution selectively as a means to promote consumer sampling and trial of our product into the foreseeable future. As the product matures and a higher percentage of users of our product are repeat purchasers, we expect coupon expense, relative to gross sales, to decline.

                                                                          Year Ended December 31
                                                         ---------------------------------------------------------
                                                                                         Increase
                                                             2006           2005        (Decrease)     Percentage
                                                         ------------   ------------   ------------   ------------
Discounts for timely payment                             $     16,930   $     15,908   $      1,022              6%
Product returned after its expiration date                    139,927        142,852         (2,925)            (2)%
Promotional  price  allowances,  coupons and other
 incentives                                                   190,468        295,665       (105,197)           (36)%
Slotting fees                                                     852         32,473        (31,621)          (100)%
                                                         ------------   ------------   ------------   ------------
Total Discounts, Allowances and Promotional Payments     $    348,177   $    486,898   $   (138,721)           (28)%
                                                         ============   ============   ============   ============

         Net Sales Net sales for the year ended December 31, 2006 were $943,978 an increase of $222,597, or 31% higher than net sales of $721,381 for the twelve months ended December 31, 2005, despite a decline of 16% during the first quarter. The increase in net sales is primarily attributable to the increase in case sales and lower consumer price discount promotion spending as discussed above. This also means that there were higher sales at regular price, an indication that consumer loyalty to the brand increased.

         Cost of Sales For the twelve months ended December 31, 2006, cost of sales was $702,492, an increase of $15,325, or 2.2% higher on a case sales increase for the year of 7%. Cost of sales as a percentage of gross sales decreased to 54% for the year ended December 31, 2006, compared to 57% for the twelve month ended December 31, 2005. The decrease in cost of sales as a percentage of gross sales was primarily the result of slightly lower cost of materials.

         Gross Profit Gross profit was $241,486 for the year ended December 31, 2006, an increase of $207,272 from $34,214 for the year ended December 31, 2005. Gross profit as a percentage of gross sales was 18.7% for the year ended
December 31, 2006 compared to 2.8% for the twelve months ended December 31, 2005. The increase in gross profit as a percentage of gross sales was primarily due to the lower price discounts and the lower cost of goods.

         Selling, General and Administrative Expenses Selling, general and administrative expenses were $2,407,253 for the year ended December 31, 2006, including $546,881 of non-cash expense recorded under FAS 123R because of the grant of options under the Company's employee stock option plans. Selling, general, and administrative expenses during the twelve months ended December 31, 2005 were $2,392,996. The option expense in 2006 is included because of FAS 123R governing valuation of option grants and the timing of their application. If the option expense is excluded, other selling, general, and administration expense decreased $546,881 or 22% from selling, general and administrative expenses for the twelve months ended December 31, 2005. The last year includes five months without a full time CFO, four months without a full time Vice President for operations and 2 months without a full time Vice President of Sales. Out sourcing the financial and operations management functions have decreased cost without decreasing effectiveness. Changing the sales organization to 100% commission based also helped decrease the total administrative costs. The decrease in selling, general and administrative expenses also reflects decreases in product sampling expenses. These improvements were entirely offset by the increased option expense.

         Loss from Operations Loss from operations was $2,165,767 for the year ended December 31, 2006 compared to $2,358,782 for the year ended December 31, 2005. The decrease of the loss by $193,015 in 2006 versus 2005 is due to the improvements in the gross profit and decreased operating expenses described above. The $546,881 of the option expense calculated as required under FAS 123R, mostly occurring in the third and fourth quarters is included in the $2,165,767 loss. Excluding this non-cash items the loss would be $1,618,886.

         Interest Expense Interest expense was $115,823 for the year ended December 31, 2006; a decrease of $314,393 or 73%, from interest expense of $430,216 for the year ended December 31, 2005. The decrease in interest expense is primarily attributable to the retirement of indebtedness. On June 24, 2005, in connection with the closing of our initial public offering, we extinguished approximately $7.7 million of indebtedness through the issuance of common stock.

         Net Loss Net loss was $1,778,959 for the year ended December 31, 2006 compared to $2,396,902 for the year ended December 31, 2005. The $617,943 decrease in net loss was primarily attributable to the improved operating results and the lower interest expense discussed above offset by the option expense.

LIQUIDITY AND CAPITAL RESOURCES

         Our operations to date have generated significant operating losses that have been funded through the issuance of common stock and external borrowings. We will require additional sources of outside capital to continue our operations. During 2006, all of NuVim(R)'s short term debt, other than accounts payable, were either converted into stock or extended by their holders so that they do not mature until 2009.

         Debt Extensions and Conversions

         We began the year with secured convertible promissory notes with a face amount of $67,600 due on June 23, 2006 and senior secured promissory notes with a principal amount of $500,000 due in November 2006. All the notes due June 23, 2006 (and the warrants issued with them) were converted into 335,000 shares of common stock. In August, the holders of all $500,000 of NuVim(R)'s Senior Secured Notes, Richard Clark, the entertainer, and Stanly Moger, one of NuVim(R)'s directors, agreed to extend their maturity from November 2006 to January 2009. Interest will accrue at an annual rate of eight (8%) percent. Neither principal nor interest will be due until that date. As compensation, each received a warrant to purchase 100,000 shares of NuVim's common stock for $0.35 per share. The warrant may be exercised from February 2007 through August 15, 2015. The loan agreement with Clark and Moger provides that, if NuVim raises additional capital, they have the right to demand prepayment of their Notes. As a result of the extension of the $500,000 loan, additional stockholder loan debt in the principal amount of $150,000 which is subject to subordination agreements with the holders of the debt, the maturity of this debt was also extended to January 2009.

         In June 2006 a note holder agreed to accept 107,631 shares of restricted common stock for approximately $38,000 in principal and interest.

         In August 2006 Kirkpatrick & Lockhart Nicholson Graham LLP, the holder of an $120,000 unsecured note agreed to extend its maturity from November 2006 to January 2009. Interest will accrue at an annual rate of eight (8%) percent. Neither principal nor interest will be due until that date. In connection with this transaction, NuVim issued warrants entitling the holder to purchase up to 50,000 shares of common stock at a price of $0.35 per share until August of 2015.

         In December 2006, the holder of a $50,000 subordinated stockholder note agreed to accept approximately 183,000 shares of common stock in settlement of his note and all remaining accrued interest.

         Compensation, services and trade debt paid in shares of common stock

         In March 2006 the board and compensation committee authorized a total of 661,500 shares of common stock in lieu of the executive cash bonuses for 2005 and agreed with these executives to defer the payment of their 2005 accrued salaries until 2007 and established the parameters for settling these accruals in common stock. Also in March 2006, 50,000 shares of common stock were issued to the new corporate secretary for a portion of his 2006 fees. Also, in March 2006, NuVim(R) issued 7,850 shares of common stock to SmallCapVoice.com, for investor relations services.

         In April 2006 Paulsen Investment Company, Inc. privately placed 2,970,000 restricted shares of our common stock at a price of twenty cents per share. A total of $594,000 was received less offering costs paid of $60,125 for a net amount of $533,875.

         Also in April 2006, our former CFO and a former officer agreed to accept a total of 192,955 shares of common stock for a portion of the salary remaining due to them on the date of his resignation and in lieu of this 2005 bonus.

         In May and June 2006, several creditors agreed to accept 331,453 shares of restricted common stock at a price of $0.35 per share to settle an aggregate of approximately $110,500 of current or past due accounts payable obligations and several organizations agreed to accept 443,562 shares of common stock for future services valued at approximately $162,000.

         During the fourth quarter, four additional individuals agreed to provide services aggregating approximately $62,000 in value for a total of 194,000 shares of common stock.

         At the end of 2006, Mr. Kundrat, NuVim's CEO, agreed to accept 492,188 shares of common stock in lieu of cash payment of his executive bonus for 2006 of which 392,188 were issued in December 2006 for $125,500 of the unpaid bonus and 218,750 shares of common stock in lieu of cash payment of his $43,750 of unpaid 2005 salary. The remaining 100,000 shares for the remaining $32,000 of unpaid bonus were issued in 2007. Also, at that time, Mr. Siegel, NuVim's corporate Secretary, agreed to accept 50,000 shares of common stock in lieu of any cash fee in connection with a registration statement.

         We will still need to raise additional financing to pay our past due obligations, fund operating losses and to support sales and marketing programs to increase sales of our products. If we are not able to identify additional sources of financing, we may not be able to continue operations beyond December 2007. We have participated in the New Jersey Economic development Authority Tax Transfer program for the past 4 years and will again this year. The funds from this program were received in December and amounted to approximately $442,000.

         Net cash used in operating activities for the year ended December 31, 2006 was $727,846, compared to cash used in operating activities of $1,932,719 during all of 2005. The decrease in cash used by operating activities during the year ended December 31, 2007 of $1,204,837 was primarily attributable to lower administrative expenses, less promotional spending, and higher contributions from product sales.

         A net amount of $470,850 was provided by financing activities during 2006, compared to $1,925,980 provided for the year 2005. The excess of $1,455,130 in 2005 was mainly due to the impact of that year's Initial Public Offering of NuVim Common Stock and Warrants.

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

         In July 2006, the Financial Accounting Standards Board ("FASB") has published FASB Interpretation No. 48 ("FIN No. 48"), Accounting for Uncertainty in Income Taxes, to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise's financial statements. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The adoption of FIN 48 is not expected to have a material effect on the Company's financial condition or results of operations.

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

         Critical accounting policies are defined as those that are reflective of significant judgments, estimates and uncertainties and potentially result in materially different results under different assumptions and conditions. For a detailed discussion on the application of these and other accounting policies, see Note 2 to our annual financial statements for the year ended December 31, 2006.

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

         Accounts Receivable

         We evaluate the collectibility of our trade accounts receivable based on a number of factors. Accounts receivable are unsecured, non-interest bearing obligations that are typically due from customers within 30 days of the invoice date. However, with incentives to pay early we normally receive payment for invoices on average of 17 days. We apply collections in accordance with customer remittance advices or to the oldest outstanding invoice if no remittance advice is presented with payment.

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

         OFF-BALANCE SHEET TRANSACTIONS

         At December 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 7.  FINANCIAL STATEMENTS.

The financial statements for the years ended December 31, 2005 and 2006 are contained on pages F-1 to 37, which follow the signature page.

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

Item 8A  CONTROLS AND PROCEDURES.

         The Company's Chief Executive Office, Chief Financial Officer, and the accounting firm of Hendel & Hendel evaluated the effectiveness of the design and operation of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act) means controls and other procedures of a company that are designed to ensure that this information is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation of its disclosure controls and procedures, the Company's chief executive, chief financial officer, and the Hendel firm had concluded that, as of December 31, 2006 and as of the date of filing, the controls and procedures were designed to be and actually are effective at a reasonable assurance level and will continue to operate as designed.

         NuVim maintains certain internal controls over financial reporting that are appropriate in their design and implementation, consistent with cost-benefit considerations, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The retention of the accounting firm, a change in our internal control over financial reporting, occurred during the fiscal quarter ended June 30, 2006 has materially affected, and is reasonably likely to continue to affect, the Company's internal control over financial reporting in a positive manner. No change effecting NuVim's internal controls occurred during the fourth quarter.

ITEM 8B  OTHER INFORMATION

         None

                                    PART III

Item 9, 10, 11, 12, and 14 are incorporated from the Proxy Statement included in
Schedule 14A to be filled within 120 days of the end of NuVim's fiscal year.

ITEM 13. - EXHIBITS

   EXHIBIT                                                                                      INCORP.     FILED
   NUMBER        DESCRIPTION OF EXHIBIT                                                        BY REF.       NOW
--------------   ---------------------------------------------------------------------------  ----------  ---------
      3.1        Registrant's Certificate of Incorporation, as amended                            (2)
      3.2        Registrant's Certificate of Amendment of Certificate of Incorporation            (2)
      3.3        Registrant's  Second Amended and Restated  Designation  and  Description of
                 Series A Preferred Stock                                                         (4)
      3.4        Registrant's Amended and Restated Designation and Description of Series C
                 Preferred Stock                                                                  (4)
      3.5        Registrant's By-laws                                                             (2)
      4.1        Revised Form of Common Stock Certificate                                         (4)
      4.2        Revised Form of Class A Public Warrant                                           (4)
      4.3        Revised Form of Class B Public Warrant                                           (4)
      4.4        Revised Form of Unit Certificate                                                 (4)
      4.5        Revised  Form of Warrant  Agreement  between the  Registrant  and  American
                 Stock Transfer & Trust Company                                                   (1)
      4.6        Revised Form of Representative's Purchase Warrant                                (1)
      5.1        Legal  Opinion                                                                  (11)
     10.1        Employment  Agreement between the Registrant and Richard P. Kundrat,  dated
                 as of September 9, 2004                                                          (2)
     10.2        Employment Agreement between the Registrant and John L. Sullivan,  dated as
                 of September 9, 2004                                                             (2)
     10.3        Employment  Agreement between the Registrant and Paul J. Young, dated as of
                 September 9, 2004                                                                (2)
     10.4        Employment  Agreement between the Registrant and Michael Vesey, dated as of
                 December 1, 2004                                                                 (3)
     10.5        Form of Indemnification Agreement between the Registrant and its directors       (2)
     10.6        Revised 2005 Incentive Stock Option Plan                                         (4)
     10.7        Revised 2005 Directors' Stock Option Plan                                        (4)
     10.8        2000 Employee Stock Option Plan                                                  (2)
     10.9        2001 Employee Stock Option Plan                                                  (2)
     10.10       2002 Employee Stock Option Plan                                                  (3)
     10.11       2000 Employee Equity Incentive Plan                                              (2)
     10.12       Amended and Restated  License  Agreement  between the Registrant and Stolle
                 Milk Biologics, Inc., dated as of May 1, 2004                                    (2)
     10.13       Amended and Restated  Supply  Agreement  between the  Registrant and Stolle
                 Milk Biologics, Inc., dated as of May 1, 2004                                    (2)
     10.14       Loan  Agreement  between the Registrant and Dick Clark dated as of July 26,
                 2004                                                                             (2)
    10.14.1      Letter  Agreement  dated  November 3, 2004  amending  certain  terms of the
                 Amendment to Services Agreement and Convertible  Promissory note each dated
                 July 26, 2004 and Second Amendment to Services Agreement and Warrant,  each
                 dated September 14, 2004                                                         (3)
    10.14.2      Letter  Agreement  dated  March  28,  2005  amending  certain  terms of the
                 Amendment to Services Agreement and Convertible  Promissory note each dated
                 July 26, 2004 and Second Amendment to Services Agreement and Warrant,  each
                 dated September 14, 2004                                                         (4)
    10.14.3      Letter  Agreement  dated  April  30,  2005  amending  certain  terms of the
                 Amendment to Services Agreement and Convertible  Promissory note each dated
                 July 26, 2004 and Second Amendment to Services Agreement and Warrant,  each
                 dated September 14, 2004                                                         (5)

    10.14.4      Letter Agreement dated May 31, 2005 amending certain terms of the  Amendment to Services Agreement and Convertible
                 Promissory note each dated July 26, 2004 and Second Amendment to Services Agreement and Warrant, each dated September 14,
                 2004                                                                             (1)
     10.15       Security  Agreement  between the Registrant and Dick Clark dated as of July
                 26, 2004                                                                         (2)
     10.16       Form of Secured Promissory Notes Up to $1 Million (Bridge Financing)             (2)
     10.17       Convertible Note dated as of July 26, 2004 payable to Dick Clark                 (2)
     10.18       Warrant to Purchase  $650,000 of Common  Stock  dated as of  September  14,
                 2004                                                                             (2)
     10.19       Warrant to Purchase up to 9.9% of the Outstanding  Capital Stock,  dated as
                 of July 26, 2004                                                                 (2)
     10.20       Services Agreement between the Registrant and Olive Enterprises, Inc.,
                 dated February 20, 2000                                                          (2)
     10.21       Amendment  to  Services   Agreement   between  the   Registrant  and  Olive
                 Enterprises, Inc., dated as of July 26, 2004                                     (2)
     10.22       Second  Amendment to Services  Agreement  between the  Registrant and Olive
                 Enterprises, Inc., dated as of September 14, 2004                                (2)
     10.23       Form of Subordination Agreement (Bridge Financing)                               (2)
     10.24       Consent to Grant Security  Interest,  Waiver,  Subordination  and Amendment
                 Agreement between Registrant and Stolle Milk Biologics,  Inc., dated August
                 5, 2004                                                                          (2)
     10.25       Processing  and Packing  Agreement  between the Registrant and Clover Farms
                 Dairy Company, dated June 27, 2000                                               (2)
     10.26       Amendment to Processing  and Packing  Agreement  between the Registrant and
                 Clover Farms Dairy Company, effective April 1, 2003                              (2)
     10.27       Second Amended and Restated  Stockholders  Agreement  dated as of August 2,
                 2004                                                                             (2)
     10.28       Amended and Restated  Registration Rights Agreement,  dated as of August 2,
                 2004                                                                             (2)
     10.29       Wachovia line of credit documents                                                (4)
     10.30       Lease  between  the  Registrant  and  Paramus  Plaza IV  Associates,  dated
                 December 8, 1999 and Addendum II to Lease, dated December 8, 1999                (2)
     10.31       First  Amendment  to Lease  between the  Registrant  and  Paramus  Plaza IV
                 Associates, dated November 5, 2002                                               (2)
     10.32       Second  Amendment  to Lease  between the  Registrant  and Paramus  Plaza IV
                 Associates, dated November 23, 2004                                              (2)
    10.33.1      Letter  Agreements  dated  December 31, 2004 between  Spencer Trask Private
                 Equity Fund I LP,  Spencer Trask Private  Equity Fund II LP,  Spencer Trask
                 Specialty Group LLC and Kevin  Kimberlin  Partners LP, on the one hand, and the  registrant  on the  other,  with  respect  to the debt  extinguishment transactions  between the parties,  as amended by  agreements  of March 28,
                 2005                                                                             (4)
    10.33.2      Agreement  dated May 2, 2005 further  amending the agreements  with Spencer
                 Trask                                                                            (5)
    10.33.3      Agreement  dated May 18, 2005 further  amending the agreements with Spencer
                 Trask                                                                            (1)
     10.34       Security  Agreement  between the  Registrant  and Spencer  Trask  Specialty
                 Group LLC, dated January 31, 2002                                                (4)
    10.35.1      Modification and Extension  Agreement  between Stolle Milk Biologics,  Inc.
                 and the Registrant dated March 28, 2005                                          (4)
    10.35.2      Amendment of March 28, 2005 Modification and Extension Agreement                 (1)
    10.36.1      Conversion  Agreement  dated April 30, 2005 between the Registrant and Dick
                 Clark                                                                            (5)

    10.36.2      Amended and Restated  Conversion  Agreement between the Registrant and Dick
                 Clark, dated May 31, 2005                                                        (1)
     10.36       Proposal/Memorandum  of  Understanding  between the  Registrant  and Global
                 Media Fund, LLC                                                                  (6)
     10.37       Form of Secured  Convertible  Promissory  note between the  Registrant  and
                 Lenders                                                                          (6)
     10.38       Form of Warrant Agreement between the Registrant and Lenders                     (6)
     10.39       Form of Warrant  Agreement between the Registrant and Midtown Partners           (6)
     10.40       Placement Agent Agreement between the Registrant and Midtown Partners            (6)
    10.40.1      Letter  Terminating  Placement Agent  Agreement  between the Registrant and
                 Midtown Partners                                                                 (6)
     10.41       Dick Clark/Stanley Moger Consent to Secured Convertible Note financing           (6)
     10.42       Warrant  issued in  connection  with  acquisition  of 24% interest in NuVim
                 Powder LLC                                                                       (7)
     10.43       Placement Agent Agreement                                                        (7)
     10.44       2006 Employee Stock Option Plan                                                  (8)
     10.45       Note Extension Letter with Richard Clark and Stanley Moger                       (9)
     10.46       Note Extension Letter with Kirkpatrick &Lockhart Nicholson Graham LLP            (9)
      21         Subsidiaries of the Registrant                                                                X
     23.2        Consent  of   WithumSmith+Brown,   P.C.,   Independent   Registered  Public
                 Accounting Firm                                                                 (11)
     23.3        Consent of Attorney (included in Exhibit 5.1)                                   (11)
      24         Power of Attorney                                                               (10)
     31.1        Certification  of Chief  Executive  Officer  Pursuant to 18 U.S.C.  Section
                 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                    X
     31.2        Certification  of Chief  Financial  Officer  Pursuant to 18 U.S.C.  Section
                 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                    X
     32.1        Certification  of the Chief Executive  pursuant to 18 U.S.C.  Section 1350,
                 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.                         X
     32.2        Certification of the Chief Financial Officer pursuant to 18 U.S.C.  Section
                 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.                   X

----------
(1) Previously filed as part of Pre-effective Amendment No. 6 to the Registration Statement filed on June 6, 2005.
(2) Previously filed as part of the Registration Statement filed on December 2, 2004.
(3) Previously filed as part of Pre-effective Amendment No.1 to the Registration Statement filed on February 3, 2005.
(4) Previously filed as part of Pre-effective Amendment No.3 to the Registration Statement filed on March 31, 2005.
(5) Previously filed as part of Pre-effective Amendment No.5 to the Registration Statement filed on May 4, 2005.
(6)  Previously filed as part of the 2005 Annual Report on Form 10-KSB
(7) Previously filed as part of the Current Report on Form 8-K filed April 21, 2006
(8)  Previously  filed as part of the  Current  Report on Form 8-K filed May 30,
     2006
(9) Previously filed as part of the Current Report on Form 8-K filed August 28, 2006
(10) Previously filed as part of the Registration Statement filed on October 10, 2006.
(11) Previously filed as part of Pre-effective Amendment Number 1 to the Registration Statement filed on December 18, 2006.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    NUVIM, INC.


Date: April 11, 2007
                                                    By: /s/ Richard Kundrat
                                                        ------------------------
                                                        Richard Kundrat,
                                                        Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed bellow by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                    TITLE                    DATE
--------------------------         --------------------------    ---------------

/s/ Richard Kundrat                Chief Executive Officer       April 11, 2007
--------------------------
Richard Kundrat

/s/ Richard Kundrat                Chief Financial               April 11, 2007
--------------------------         and Accounting Officer
Richard Kundrat

                                   NUVIM INC.

                                   ----------

                              FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 and 2006

                                   ----------

                          INDEX TO FINANCIAL STATEMENTS

                                                                                              Page
                                                                                              -----
Report of Independent Registered Public Accounting Firm                                       F - 2
Balance Sheets - December 31, 2005 and 2006                                                   F - 3
Statements of Operations - Years ended December 31, 2005 and December 31, 2006                F - 4
Statements of Cash Flows - Years ended December 31, 2005 and December 31, 2006                F - 5
Statements of Stockholders' Deficit - Years ended December 31, 2005 and December 31, 2006     F - 6
Notes to Financial Statements                                                                 F - 7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of
NuVim, Inc.:

We have audited the accompanying balance sheets of NuVim, Inc. (the "Company") as of December 31, 2005 and 2006, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2J to the accompanying financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payments".

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1B to the financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WithumSmith+Brown, P.C.

Somerville, New Jersey

April 11, 2007

                                   NUVIM, INC.
                                 BALANCE SHEETS

                                                                                           DECEMBER, 31
                                                                                  --------------------------------
                                                                                       2005              2006
                                                                                  --------------    --------------
                                     ASSETS
Current Assets:
   Cash and cash equivalents                                                      $      270,468    $       55,472
   Accounts receivable, net                                                               35,399            55,827
   Inventory                                                                             172,714           166,929
   Prepaid expenses and other current assets                                             328,915           191,053
                                                                                  --------------    --------------
      Total Current Assets                                                               807,496           469,281
                                                                                  --------------    --------------
Equipment and furniture, net                                                               1,502               598
Deferred offering costs                                                                       --            57,025
Deposits and other assets                                                                  8,547             8,147
Distribution rights                                                                           --            90,400
                                                                                  --------------    --------------
      TOTAL ASSETS                                                                $      817,545    $      625,451
                                                                                  ==============    ==============
                     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
   Current portion of accounts payable                                            $      881,345    $      443,426
   Accounts payable and accrued expenses to related parties                              231,328            57,606
   Accrued expenses                                                                      269,968           119,597
   Accrued compensation                                                                  420,100           336,024
   Rescinded series B offering payable                                                    18,920            18,920
   Secured convertable promissory notes, net of unamortized discount of $14,629
    at December 31, 2005                                                                  52,971                --
                                                                                  --------------    --------------
      TOTAL CURRENT LIABILITIES                                                        1,874,632           975,573
Other Liabilities:
   Accounts payable, net of current portion                                                   --           242,430
   Senior notes payable - related parties, net of unamortized discount of
    $36,667 at December 31, 2006                                                         500,000           463,333
   Accrued interest - senior notes payable - related parties                             119,160           169,160
   Stockholder loans - subordinated covertable promissory notes                          225,000           150,000
   Accrued interest stockholder loans                                                     28,691            21,770
   Other notes payable, net of unamortized discount of $8,500 at
    December 31, 2006                                                                    133,000           111,500
   Accrued Interest - other notes payable                                                 14,467            25,917
                                                                                  --------------    --------------
      TOTAL OTHER LIABILITIES                                                          1,020,318         1,184,110
                                                                                  --------------    --------------
TOTAL LIABILITIES                                                                      2,894,950         2,159,683
Commitments and Contingencies
Stockholders' Deficit:
   Common Stock, 120,000,000 shares authorized, $.00001 par value, 5,034,995 and 11,622,867 shares issued and outstanding at December 31, 2005 and 2006
    respectively                                                                              51               116
   Additional paid-in capital                                                         18,167,605        20,489,672
   Accumulated deficit                                                               (20,245,061)      (22,024,020)
                                                                                  --------------    --------------
Total Stockholders' Deficit                                                           (2,077,405)       (1,534,232)
                                                                                  --------------    --------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                       $      817,545    $      625,451
                                                                                  ==============    ==============

        The notes to financial statements are an integral part of these statements.

                                   NUVIM, INC.
                            STATEMENTS OF OPERATIONS
                         FOR THE YEARS ENDED DECEMBER 31

                                                 2005            2006
                                             ------------    ------------
Gross Sales                                  $  1,208,279    $  1,292,155
Less: Discounts, Allowances and
 Promotional Payments                             486,898         348,177
                                             ------------    ------------
Net Sales                                         721,381         943,978
Cost of Sales                                     687,167         702,492
                                             ------------    ------------
Gross Profit                                       34,214         241,486
Selling, General and Administrative
 Expenses                                       2,392,996       2,407,253
                                             ------------    ------------
Loss from Operations                           (2,358,782)     (2,165,767)
Other Income (Expense):
   Interest Expense                              (430,216)       (115,823)
   Interest Income                                  7,000              46
   Gain on Sale of Assets                                          42,000
   Gain on forgiveness of accounts payable        151,995          18,498
                                             ------------    ------------
        Total Other Income (Expense) - Net       (271,221)        (55,279)
                                             ------------    ------------
Net Loss Before Income Tax Benefit             (2,630,003)     (2,221,046)
Income Tax Benefit                                233,101         442,087
                                             ------------    ------------
Net Loss                                     $ (2,396,902)   $ (1,778,959)
                                             ============    ============
Basic and Diluted Loss Per Share             $      (0.82)   $       (.20)
                                             ============    ============
Weighted Average Number of Common Shares
 Outstanding - Basic and Diluted                2,940,987       8,953,184

        The notes to financial statements are an integral part of these statements.

                                NUVIM, INC.
                         STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2006

                                                                             2005            2006
                                                                         ------------    ------------
Cash Flow From Operating Activities:
  Net Loss                                                               $ (2,396,902)   $ (1,778,959)
  Adjustment to reconcile net loss to net cash used in operating activities:
  Depreciation                                                                 19,960             904
  Amortization of debt discount on notes payable                               70,000          14,029
  Accrued incentive stock grant                                               332,600              --
  Gain on forgiveness of accounts payable                                    (151,995)        (18,498)
  Gain on sale of equipment                                                        --         (42,000)
  Stock issued for services                                                    24,500         266,065
  Employee stock based compensation                                                --         546,881
  Stock issued for compensation                                                    --         125,750
  Interest expense accrued in connection with warrants for debt
   discount                                                                        --           7,333
  Provision for sales returns                                                 486,898         348,177
  Bad debt expense                                                              4,109              --
Changes in Operating Assets and Liabilities:
  Accounts receivable                                                        (492,682)       (368,605)
  Inventory                                                                   (88,230)          5,785
  Prepaid expenses and other current assets                                   (10,789)        171,862
  Accounts payable                                                            151,487         (73,407)
  Accounts payable and accrued expenses to related parties                   (427,672)       (173,722)
  Accrued expenses                                                            (15,763)       (150,371)
  Accrued compensation                                                        210,997         315,215
  Accrued interest - senior notes payable - related parties                        --          50,000
  Accrued interest - stockholder loans                                        350,763          14,265
  Accrued interest - other note payable                                            --          11,450
                                                                         ------------    ------------
       Net Cash Used in Operating Activities                               (1,932,719)       (727,846)
                                                                         ------------    ------------
Cash Flow From Investing Activities:
  Purchase of equipment and furniture                                            (442)             --
  Proceeds from sale of equipment and furniture                                    --          42,000
                                                                         ------------    ------------
     Net Cash Provided by (Used in) Investing Activities                         (442)         42,000
                                                                         ------------    ------------
Cash Flow From Financing Activities:
  Net proceeds from issuance of common stock                                1,604,237         533,875
  Reimbursement of, (payments for) deferred offering costs                    346,243         (57,025)
  Proceeds from secured convertable notes                                      63,580              --
  Repayment of stockholder loan                                               (35,000)             --
  Payment of note payable                                                     (17,000)         (6,000)
  Payment of Series B Advances                                                (23,080)             --
  Proceeds of related party advances - net                                    (13,000)             --
  Proceeds from underwriter advance-related party                             200,000              --
  Repayment of underwriter advance-related party                             (200,000)             --
  Proceeds from related party advances                                             --         160,000
  Repayment of related party advances                                              --        (160,000)
                                                                         ------------    ------------
     Net Cash Provided by Financing Activities                              1,925,980         470,850
Decrease in Cash and Cash Equivalents                                          (7,181)       (214,996)
Cash and Cash Equivalents at Beginning of Year                                277,649         270,468
                                                                         ------------    ------------
Cash and Cash Equivalents at End of Year                                 $    270,468    $     55,472
                                                                         ============    ============

        The notes to financial statements are an integral part of these statements.

                                   NUVIM, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2005 and 2006

                                                            Preferred Stock                   Preferred Stock
                                                                Series A                          Series C
                                                     ------------------------------    ------------------------------
                                                         Shares          Amount           Shares           Amount
                                                     -------------    -------------    -------------    -------------
Balance at December 31, 2004                             4,875,850    $          49        3,623,000    $          36
Common stock issued in payment of convertible
 promissory notes-related parties
Common stock issued in payment of
 accrued salaries
Common stock issued in payment of senior notes
 payable related parties
Common stock issued in payment of stockholder
 loans, subordinated convertible promissory notes
 payable and accrued interest
Common stock issued in payment of
 advances-realted party
Common stock issued in payment of accounts
 payable
Common stock issued upon conversion of
 convertible promissory notes-related party
Common stock issued, conversion of Series A
 preferred stock                                        (4,875,850)             (49)
Common stock issued, conversion of Series C
 preferred stock                                                                          (3,623,000)             (36)
Commmon stock and Warrants issued in payment
 for media campaign
Warrants issued in connection with secured
 convertible notes
Issuance of common stock, initial public
 offering
Net loss for the year ended December 31, 2005
                                                     -------------    -------------    -------------    -------------
Balance at December 31, 2005                                    --               --               --               --
Stock sold to accredited investors, net
Stock issued for services
Stock cancellation for services not rendered
Stock issued for accounts payable
Stock issued for accrued compensation
Stock issued for accrued compensation
Stock issued for secured convertible
 promissory notes
Stock issued for stockholder loans
 and accrued interest
Stock issued for purchase of Nuvim Powder, LLC
Employee stock based compensation
Stock issued for employee compensation
Warrants issued for note
 extension - senior notes payable
Warrants issued for note
 extension - other notes payable
Warrants issued for services
Net Loss
                                                     -------------    -------------    -------------    -------------
Balance at December 31, 2006                                    --    $          --               --    $          --
                                                     =============    =============    =============    =============

                                                               Common Stock           Additional                        Total
                                                     -----------------------------      Paid-In       Accumulated    Shareholders'
                                                        Shares          Amount          Capital         Deficit         Deficit
                                                     -------------   -------------   -------------   -------------   -------------
Balance at December 31, 2004                               414,073   $           4   $   8,377,140   $ (17,848,159)  $  (9,470,930)
Common stock issued in payment of convertible
 promissory notes-related parties                          461,700               5       6,141,522                   $   6,141,527
Common stock issued in payment of
 accrued salaries                                          250,696               3         593,747                         593,750
Common stock issued in payment of senior notes
 payable related parties                                   250,000               2         499,998                         500,000
Common stock issued in payment of stockholder
 loans, subordinated convertible promissory notes
 payable and accrued interest                               88,882               1         118,113                         118,114
Common stock issued in payment of
 advances-realted party                                     23,000                          69,000                         69,000
Common stock issued in payment of accounts
 payable                                                   197,031               2         251,404                         251,406
Common stock issued upon conversion of
 convertible promissory notes-related party                245,000               2         244,998                         245,000
Common stock issued, conversion of Series A
 preferred stock                                            88,732               1              48                              --
Common stock issued, conversion of Series C
 preferred stock                                            65,881               1              35                              --
Commmon stock and Warrants issued in payment
 for media campaign                                        250,000               3         249,997                         250,000
Warrants issued in connection with secured
 convertible notes                                                                          17,366                          17,366
Issuance of common stock, initial public
 offering                                                2,700,000              27       1,604,237                       1,604,264
Net loss for the year ended December 31, 2005                                                           (2,396,902)     (2,396,902)
                                                     -------------   -------------   -------------   -------------   -------------
Balance at December 31, 2005                             5,034,995              51      18,167,605     (20,245,061)     (2,077,405)
Stock sold to accredited investors, net                  2,970,000              30         533,845                         533,875
Stock issued for services                                  762,554               9         272,056                         272,065
Stock cancellation for services not rendered               (17,142)                         (6,000)                         (6,000)
Stock issued for accounts payable                          331,453               3         110,581                         110,584
Stock issued for accrued compensation                      854,455               9         355,532                         355,541
Stock issued for accrued compensation                      392,188               4         125,746                         125,750
Stock issued for secured convertible
 promissory notes                                          335,000               3          66,997                          67,000
Stock issued for settlement of stockholder
 loans and accrued interest                                290,614               3          96,183                          96,186
Stock issued for purchase of Nuvim Powder, LLC             450,000               3          89,997                          90,000
Employee stock based compensation                                                          546,881                         546,881
Stock issued for employee compensation                     218,750               1          43,749                          43,750
Warrants issued for note
 extension - senior notes payable                                                           44,000                          44,000
Warrants issued for note
 extension - other notes payable                                                             8,500                           8,500
Warrants issued for services                                                                34,000                          34,000
Net Loss                                                                                                (1,778,959)     (1,778,959)
                                                     -------------   -------------   -------------   -------------   -------------
Balance at December 31, 2006                            11,622,867   $         116   $  20,489,672   $ (22,024,020)  $  (1,534,232)
                                                     =============   =============   =============   =============   =============

        The notes to financial statements are an integral part of this statement.

                                   NUVIM, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BUSINESS AND BASIS OF PRESENTATION

A. Business

NuVim, Inc. (the "Company") markets and distributes dietary supplement beverages, which enhance the immune system, promote sturdy joints and muscle flexibility. The Company distributes its products through supermarkets in approximately 13 states, predominately on the East Coast, and the District of Columbia.

B. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred net losses of $2,396,902 and $1,778,959 for the years ended December 31, 2005 and 2006, respectively. Management also expects operating losses to continue in 2007. The Company's continued existence is dependent upon its ability to secure adequate financing to fund future operations and commence profitable operations. To date, the Company has supported its activities through equity investments, the sale of common stock, and a line of credit through a bank of $50,000 of which there is currently none used. During 2006, the Company addressed these concerns by selling common stock to raise approximately $534,000, settling approximately $274,000 of principal and interest on note and supplier debt with common stock, and issuing stock worth approximately $266,000 to secure services. In addition, during 2006 the Company has negotiated extended terms on approximately $987,000 of notes payable, stockholder loans, and accrued interest until January 2009. To date the Company has already raised an additional gross amount of 721,800 through stock sales.

It is the Company's intention to raise additional capital through additional sales of its common stock. No assurance can be given that these funding strategies will be successful in providing the necessary funding to finance the operations of the Company. Additionally, there can be no assurance, even if successful in obtaining financing, the Company will be able to generate sufficient cash flows to fund future operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or amounts and classification of liabilities that might be necessary related to this uncertainty.

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

Accounts receivable are recorded at their net realizable value. The Company estimates an allowance for doubtful accounts, sales returns and allowances based on historical trends and other criteria. At December 31, 2005 and 2006, these allowances approximated $27,700 and $26,100, respectively. No bad debt expense was incurred in 2006 as all allowances represented sales returns or promotional allowances compared to approximately $4,100 for the year ended December 31, 2005.

C. Inventories

Inventories, which are predominantly raw materials, are stated at the lower of cost (first-in, first-out method) or market. A provision for excess or obsolete inventory is recorded at the time the determination is made. For finished goods, inventory that is within 30 days of its expiration date is charged to cost of sales.

D. Deferred Offering Costs

During 2006, the Company incurred $57,025 in deferred offering costs in regard to their SB-2 filing during the year to register securities as of December 31, 2006. The registration statement is not effective as it is still under review by the Securities and Exchange Commission, (SEC). Upon the SEC declaring the registration statement effective, these costs will be reclassified as a reduction to additional paid in capital. In the event it is not declared effective, such costs will be charged to operations.

The Company incurred deferred costs incurred in connection with an initial public offering of its common stock. Amounts deferred were offset against the gross proceeds (recorded as additional paid in capital) upon consummation of the offering on June 24, 2005.

E. Debt Extinguishments

The Company accounts for debt extinguishments in accordance with Financial Accounting Standards Board Statement 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings". Related party debt extinguishments are recorded as increases to additional paid in capital in accordance with Accounting Principles Board Opinion 26.

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

H. Freight Costs

In accordance with EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs," reimbursement of freight charges are recorded in net sales and the Company is disclosing that unreimbursed freight costs are recorded as selling general and administrative expenses. For the years ended December 31, 2005 and 2006, freight-out costs approximated $251,000 and $270,000, respectively, and have been recorded in selling, general and administrative expenses.

I. Equipment and Furniture

Equipment   and  furniture  is  stated  at  cost  and   depreciated   using  the
straight-line method over the estimated useful lives of the assets (3-5 years).

J. Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R (revised 2004), "Share-Based Payment" which revised Statement of Financial Standards No. 123, "Accounting for

Stock-Based Compensation" This statement supersedes Opinion No. 25, "Accounting for Stock Issued to Employees." The statement addresses the accounting for share-based payment transactions with employees, eliminates the ability to account for share-based compensation transactions using the intrinsic value method pursuant to APB 25 and requires that the compensation costs relating to such transactions be recognized at fair value in the statement of operations. The revised statement has been implemented by the Company effective January 1, 2006. The Company continued to account for stock awards issued to non-employees under the fair value method as described in EITF 96-18 "Accounting for Equity Investments that are issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services."

The initial adoption of SFAS 123R on January 1st, 2006 did not have a significant effect on the Company's operations. The implementation of SFAS No. 123R has the following effect on the statement of operations for the year ended December 31, 2006:

                                                                      Per Share
                                                                      ---------
        Increase in selling, general and administrative
         expense                                          $  547,000  $     .19
        Stock based compensation before income taxes         547,000        .19
        Income tax benefit                                        --         --
                                                          ----------  ---------
        Stock based compensation after income taxes       $  547,000  $     .19
                                                          ==========  =========

For the 2005 year, the Company accounted for its employee incentive stock option plans using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." (See Note 18E for pro forma disclosures for 2005)

Effective January 1, 2006, the Company adopted FAS No. 123R utilizing the modified prospective method. FAS No. 123R requires the recognition of stock based compensation expense in the financial statements.

Under the modified prospective method, the provisions of FAS No. 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of FAS 123, "Accounting for Stock Based Compensation", shall be recognized in operations in the periods after the date of adoption. Stock based compensation consists primarily of stock options. Stock Options are granted to employees at exercise prices equal to the fair market value on the dates of grant. Stock options generally vest over three years and have a term of seven years. Compensation expense for stock options is recognized over the period for each separate vesting portion of the stock option award.

The fair value for options issued prior to January 2006 was estimated at the date of grant using a Black-Scholes option-pricing model. The risk free rate was derived from the U.S. Treasury yield curve in effect at the time of the grant. The volatility factor was determined based on a comparison to companies with similar characteristics. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.

K. Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. Advertising expenses, including media advertising, in store sampling programs, and advertisements in customer printed circulars were included in selling, general and administrative expenses, with the exception of coupon expenses which were included as a reduction of net sales. During the years ended December 31, 2005 and 2006, advertising and promotion expense was approximately $477,000 and $268,000, respectively.

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

M. Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes including the disclosure of contingent assets and liabilities. These estimates include, but are not necessarily limited to, accounts receivable allowances, stock based compensation and depreciation and coupon liability estimates. Actual results could differ from those estimates.

N. Net Loss Per Share

Basic loss per share has been calculated using the weighted average number of common shares outstanding in accordance with FASB 128 "Earnings Per Share." All potentially dilutive securities, including options, convertible notes, convertible preferred stock and warrants have been excluded as common stock equivalents and diluted loss per share has not been presented as such securities are antidilutive due to the Company's net loss for all periods presented. At December 31, 2006, the Company had warrants outstanding to purchase 7,522,514 shares of common stock (see note 18D) and employee stock options to purchase 2,628,647 shares of common stock outstanding (see note
18E) which are not included in the calculation.

O. Impairment of Long Lived Assets

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 2005 and December 31, 2006 the Company has not recognized any impairment charges for long lived assets.

P. Concentration of Risks

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

Sales to four customers during the year ended December 31, 2005 approximated 21%, 14%, 11% and 10% of sales. Sales to two customers during the year ended December 31, 2006 approximated 51% and 12% of sales. A loss of one of these customers could have a significant adverse effect on the Company's results of operations and cash flows.

Accounts receivable from four customers at December 31, 2005 approximated 35%, 13%, 12% and 10%, respectively and two customers at December 31, 2006 approximated 53% and 11% of accounts receivable.

One outside vendor manufactured all of the Company's finished goods. During the years ended December 31, 2005 and 2006, manufacturing costs of approximately $217,500 and $208,000 were incurred at this vendor. There was no amount due to this vendor at December 31, 2005 and 2006.

See note 21a for other purchase concentrations.

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

R. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, and ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value using a market participant approach, and expands disclosures about fair value measurements. SFAS No. 157 will be effective for the Company beginning January 1, 2008. Management is currently evaluating the effect SFAS No. 157 will have on the Company's financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-- an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("SFAS No. 158"). SFAS No. 158 requires companies to recognize the over-funded or under-funded status of their defined benefit postretirement plans as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company adopted SFAS No. 158 on December 31, 2006. The adoption of SFAS No. 158 did not have any effect on the Company's financial condition or results of operations.

In July 2006, the Financial Accounting Standards Board ("FASB") has published FASB Interpretation No. 48 ("FIN No. 48"), Accounting for Uncertainty in Income Taxes, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise's financial statements. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The adoption of FIN 48 is not expected to have a material effect on the Company's financial condition or results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Correction ("SFAS 154"), which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and was adopted by the Company in the first quarter of fiscal 2006. The adoption of SFAS 154 did not have an impact on the Company's financial statements.

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

S. Distribution Rights

Intangible assets consist of distributions rights acquired in connection with the acquisition of remaining shares of NuVim Powder, LLC. This intangible asset does not have a finite useful life and in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), such assets with are not amortized, but are subject to annual impairment testing by applying a fair value based test. Management intends to complete its first annual impairment testing of the distribution rights by the anniversary date of the closing of this transaction. It has not been determined whether an impairment adjustment will be required related to this test.

T. Accounts Payable

Accounts payable represent amounts due for obligations to creditors in connection with the Company's operations and are recorded at the amount transacted, which are generally not significantly different from their fair value. In connection with an outstanding obligation to one of the Company's advertising vendors, the Company negotiated an extension of this obligation until the year 2013 and has reflected amounts due beyond one year as long-term accounts payable. The Company has followed the principles of Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings in recording the extension of this obligation.

U. Reclassifications

Certain  reclassifications  were made to the  presentation of the 2005 financial
statements  in  order  to  conform  to  the  2006  financial  statements.   Such
reclassifications had no effect on the prior year's results of operations.

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

Underwriters warrants . The Company issued a warrant to purchase 270,000 shares of common stock in connection with the offering. The exercise price of the underwriter's warrants is $1.20. The warrant expires on June 20, 2010, the fifth anniversary of the closing of the IPO.

NOTE 4 - DEBT EXTINGUISHMENTS CONCURRENT WITH INITIAL PUBLIC OFFERING

On June 24, 2005, the Company issued 1,116,611 shares of common stock in payment of notes payable, accrued interest, accounts payable, and accrued salaries due to executive officers at a debt conversion value per share of $1.00 to $13.00. The debt conversion transactions were contingent on the Company completing a public offering of its common stock. The shares issued were subject to lock-up agreements with the Company's underwriter of six months to one year. The fair market value of the shares issued is assumed to be equal to the initial public offering price of one "Unit" in the initial public offering completed on June 24, 2005. The amount of indebtedness extinguished in excess of the fair value of shares issued was recorded as gain on extinguishment of debt in accordance with the provisions of SFAS No. 15, Accounting by Debtors and creditors for Troubled Debt Restructurings. The amount of related party indebtedness extinguished in excess of the fair value of shares issued was recorded as additional paid in capital in accordance with APB 26, paragraph 20. The table below summarizes debt extinguishments consummated concurrently with the initial public offering of the Company's common stock.

                                                                                              Excess of
                                                                                          Extinguished Debt
                                                                                          Over Fair Value
                                                                                    ---------------------------
                                                                        Debt         Additional
                                          Shares          Fair          Extin-        Paid  In
                                          Issued         Value        guishment       Capital          Gain
                                       ------------   ------------   ------------   ------------   ------------
Senior secured notes-related parties        461,700   $    461,700   $  6,141,527   $  5,679,827   $         --
Accrued salaries                            250,696        250,696        593,750        343,054             --
Senior secured notes payable-related
 parties                                    250,000        250,000        500,000        250,000             --
Subordinated notes payable
 and accrued interest                        88,882         88,882        266,639         95,899         81,858
Related party advances                       23,000         23,000         69,000         46,000
Accounts payable                             42,333         42,333        109,000             --         66,667
                                       ------------   ------------   ------------   ------------   ------------
Total                                     1,116,611   $  1,116,611   $  7,679,916   $  6,414,780   $    148,525
                                       ============   ============   ============   ============   ============

NOTE 5 - INVENTORY

Inventory consists of the following:

                            December 31,
                       -----------------------
                          2005         2006
                       ----------   ----------
Raw materials          $   93,665   $   60,911
Work In Progress           22,087           --
Finished goods             56,962      106,018
                       ----------   ----------
Total                  $  172,714   $  166,929
                       ==========   ==========

NOTE 6 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid Expenses and Other Current Assets consists of the following:

                            December 31,
                       -----------------------
                          2005         2006
                       ----------   ----------
Prepaid Advertising    $  250,000   $  141,250
Prepaid Insurance          51,730       41,303
Debt Financing Costs       13,259           --
Other Prepaids and
    Advance Payments       13,926        8,500
                       ----------   ----------
Total                  $  328,915   $  191,053
                       ==========   ==========

The Advertising program began in January 2006, the amount is being expensed as the advertising occurs or is broadcast thoughout 2007.

NOTE 7 - EQUIPMENT AND FURNITURE

Equipment and furniture consists of the following:

                                       December 31,
                                 ------------------------
                                    2005          2006
                                 ----------    ----------
Equipment                        $  155,431    $       --
Furniture and fixtures               54,964        54,964
                                 ----------    ----------
                                    210,395        54,964
Less: accumulated depreciation     (208,893)      (54,366)
                                 ----------    ----------
Equipment and furniture, net     $    1,502    $      598
                                 ==========    ==========

Depreciation expense for years ended December 31, 2005 and 2006 was $19,960 and $904, respectively.

During 2006 the Company sold its equipment that was fully depreciated that led to a gain of $42,000.

NOTE 8 - SENIOR NOTES PAYABLE - RELATED PARTIES

On July 26, 2004, the Company entered into a loan agreement with a stockholder of the Company who is also a Company spokesperson, and one of the Company's directors. The loan agreement provided for borrowings up to $1,000,000 in the form of Senior Notes Payable issued in four tranches, each of which was conditioned upon completion of specified actions or events. As of December 31, 2004, the Company had received the full amount of $1,000,000 under the agreement. The loan accrues interest at 12% per annum, unless it is in default, in which case the interest increases to 18%. The loan is secured by all of the assets of the Company, and certain Company creditors were required to execute subordination agreements in favor of the lenders. The principal and accrued interest were originally due and payable on the earlier of the consummation of an initial public offering or January 1, 2005. The notes were not paid as of January 1, 2005 which constituted an event of default under the agreement. Under an event of default, the lenders had the right to, but did not make, a demand for payment of the notes. In May 2005, the note holders agreed to convert outstanding principal of $500,000, into 250,000 shares of common stock, upon completion of the initial public offering of the Company's common stock on June 24, 2005. The holders of the notes agreed not to sell shares of stock received in the transaction for a period of six months after the initial public offering. The note holders also agreed to extend the maturity of the remaining notes aggregating $500,000 and all accrued interest thereon to November 2006, bearing interest at 12%.

Also in 2006, both holders agreed to extend the maturity of the $500,000 Note and all the unpaid interest thereon until January 15, 2009 in consideration of each receiving warrants to purchase 100,000 shares of common stock for $0.35 per share until 2015. These warrants were valued under the black sholes method and were recorded as debt discount in the amount of $44,000 and are being amortized over the note extension period of 26 months.

The Company has recorded $97,514 and $50,000 as interest expense on the notes in 2005 and 2006, respectively. Accrued interest was $119,160 at December 31, 2005 and $169,160 at December 31, 2006.

As an additional condition of the loan agreement, the Company entered into a second amended services agreement with the spokesperson. In connection with the second amended services agreement, the Company issued 30,000 shares of common stock, a warrant to purchase $650,000 of common stock, and a warrant to acquire up to 9.9% of the Company's common stock under certain conditions. The common stock issued, and stock underlying the warrants were to be forfeited by the spokesperson if obligations under the service agreement were not met. Therefore, no performance commitment had been met, as of December 31, 2005 and 2006, and no value had been recorded for the shares and warrants in accordance with EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling Goods or Services.

The warrant issued to the spokesperson to acquire up to 9.9% of the total fully-diluted issued and outstanding common stock of the Company under certain circumstances see note 18 E.) was deemed to have no value. The warrant allowed the holder, to acquire an additional number of shares of Common Stock, to bring his total holdings to 9.9%, after the consummation of an initial public offering of its common stock, at the initial public offering price, after deducting any existing equity holdings at that date. After the completion of the Company's initial public offering of its common stock on June 24, 2005, it was determined that no shares were issueable under the warrant as the spokesperson owned greater than 9.9%.

As an additional condition to the loan agreement the Company issued a convertible note in lieu of payment of past due fees (see note 12). The loan agreement also required the formation of NuVim Powder LLC, of which the Company spokesperson was given a 12.5% ownership interest. During 2005 NuVim Powder LLC was an inactive company. In 2006, the Company acquired the spokesperson's interest in NuVim Powder LLC for 225,000 shares of common stock. (See Note 18L)

The spokesperson and one of the Company's directors participated in the loans under the agreement equally. In 2004, the spokesperson and Company Director entered into an agreement providing for an equal share in the warrants and ancillary agreements issued in connection with the loan agreement. Therefore, the Company Director was given a 12.5% interest in the NuVim Powder Company and a 50% interest in both of the warrants issued in connection with the loan agreement and second amended services agreement. In 2006, the Company acquired this interest in NuVim Powder LLC for 225,000 shares of common stock as well. (see note 18L)

NOTE 9 - DEMAND NOTE PAYABLE - BANK

In 2001 the Company issued a note payable to a bank which was due on demand with interest due monthly at the LIBOR Index plus 1.25% (3.53% at December 31, 2004). The note was secured by all of the assets of the Company and guaranteed by a stockholder. The Company had not paid monthly interest due on the note since March 31, 2003 and was in default of the loan terms as of December 31, 2004. In May of 2005, the loan and all unpaid interest thereon was assigned to the guarantor by the lender. The guarantors agreed to exchange the $2,500,000 principal balance, accrued interest thereon, aggregating $179,498, and $3,462,029 of outstanding principal and interest on Senior Convertible Promissory Notes due to them in exchange for 461,700 shares of common stock, see notes 4 and 11. The $5,679,827 excess of the amount of related party indebtedness extinguished in excess of the fair value of shares issued was recorded as additional paid in capital in accordance with APB 26.

Interest expense on the demand note was $49,558 for the year ended December 31, 2005.

NOTE 10 - SECURED CONVERTIBLE PROMISSORY NOTES PAYABLE

On December 23, 2005 the Company issued Secured Convertible Promissory Notes, due June 24, 2006. The notes have a face amount aggregating $67,600, and were discounted for the first six months of interest, resulting in net proceeds of $63,580. The notes bear interest at a rate of 12% annually, and 18% annually upon an event of default. Upon an event of default each note holder has the option to convert the principal and accrued interest due, in whole or in part, into a number of shares of common stock calculated by dividing the amount of debt and accrued interest by $.40 per share. The notes are redeemable prior to maturity at 110% of their face value and are collateralized by all the assets of the Company. The Company calculated the value of the beneficial conversion and determined it was insignificant to these financial statements.

The Company also issued warrants to purchase 67,600 shares of common stock to the note holders and 24,950 shares of common stock to the placement agent. The warrants have a three and five year term, respectively and are exercisable at $.40. Upon an event of default, the Company has agreed to issue 33,800 additional warrants to the investors at an exercise price of $.375 and adjust the exercise price on the existing 67,600 warrants to $.375. The $11,200 value of the warrants for 67,600 shares was recorded as debt discount and was amortized over the six month term of the notes. Additionally, the Company recorded the $6,165 fair value of the warrant issued to the placement agent and $7,630 in fees paid to the placement agent as debt issuance costs which were amortized over the life of the note. The Company recognized $15,221 and $1,128 in interest expense, including amortization of discounts and fees related to the notes, in 2005 and 2006, respectively.

In the second quarter of 2006, all of the notes were converted into a total of 335,000 shares of common stock and the warrants, other than the placement agent warrants, were cancelled.

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

Interest expense related to the notes was $168,778 for the year ended December 31, 2005. No expense was incurred in 2006.

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

In June 2006, one holder agreed to convert his $25,000 note and approximately $12,600 of unpaid interest into approximately 108,000 shares of common stock.

In  December   2006,   one  holder  agreed  to  convert  his  $50,000  note  and
approximately $8,500 of unpaid interest into approximately 183,000 shares of common stock.

Interest expense on stockholder loans was $33,877 and $17,000 for the years ended December 31, 2005 and 2006, respectively. Accrued interest payable was $28,691 and $21,770 as of December 31, 2005 and 2006, respectively.

NOTE 14 - ACCRUED COMPENSATION

Accrued compensation consists of unpaid salary and incentive stock grants to be issued to certain officers of the Company. Compensation expense related to accrued and unpaid salary and bonus approximated $420,100 and $336,024 for the years ended December 31, 2005 and 2006, respectively. In 2005, three executive officers converted accrued salaries owed to them through May 31, 2005, aggregating $593,750, into 250,696 shares of common stock, concurrently with the public offering the Company's common stock. The executive officers agreed not to sell the shares of stock received in the transaction for a period of six months after the initial public offering.

The Company has recorded the $343,054 excess of the accrued salaries settled over the fair value of the stock issued as additional paid in capital in accordance with APB 26, paragraph 20.

During 2005, three executives agreed to allow the Company to defer payment of a portion of their salaries, aggregating $87,500 until December 31, 2005. At December 31, 2005 the executives agreed to extend payment of the salaries until January, 2007, and the Board agreed that if the executives and the board mutually agree to convert their salary into restricted common stock in the future, it will not be at a value higher than the fair value of similar equity instruments at December 31, 2005, which is estimated to be $0.20. In December 2006, one of the executives agreed to accept approximately 218,750 shares of stock in lieu of a total of about $43,750 of unpaid compensation and agreed not to sell the shares before January 2008.

The Company did not adopt a cash bonus plan in 2005. In March of 2006, the Board of Directors authorized the compensation committee to grant an aggregate of 746,500 shares of unregistered stock to four executives as an incentive and in lieu of a 2005 bonus plan. The Company has recorded the stock grant as accrued compensation in 2005 at a value of $332,600 based on the quoted market price of a share of common stock at December 31, 2005 in accordance with APB Opinion 25. When these shares are issued, the liability and stockholders deficit will be reduced. These shares were issued and recorded during 2006.

The Company did adopt a bonus plan for 2006. Under the plan, one executive was awarded a bonus of $157,750. In December 2006, he agreed to accept 492,188 shares of common stock in lieu of cash payment of his bonus. He also agreed to not sell the shares before January 2008. During December 2006, 392,188 shares were issued to him as partial payment of his 2006 bonus. The remaining accrued bonus at December 31, 2006 is $32,000. The remaining accrued bonus was also settled for stock in 2007.

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

In November 2002, the Company consummated its offer to rescind the Series B offering and refund the original purchase price, or issue replacement shares of the Company's Series C convertible preferred stock at the proposed offering price of $.20 per share, at the investors' option. Investors representing $568,600 elected to receive, and were issued, 2,843,000 replacement shares of the Series C convertible preferred stock, and investors representing $78,500 elected a cash refund. The Company paid an additional $23,080 of the refunded proceeds due during 2005 and $0 during 2006, The liability remaining at December 31, 2006 and 2005 is $18,920.

NOTE 16 - RELATED PARTY ADVANCES

Related party advances consist of short term advances that are due to the lender on demand. At December 31, 2004, the balance consisted of $20,000 due to the Company's underwriter and $62,000 due to an executive officer of the Company. The amount due to the underwriter accrued interest at 10% per annum. The amount due to the executive officer did not accrue interest. During 2005, an additional $31,000 was advanced to the Company by the officers of the Company. Also in 2005 one officer agreed to accept 23,000 shares of common stock in settlement of $69,000 of advances, and remaining advances of $24,000 were repaid. The $46,000 excess of the debt retired over the fair market value of the common stock issued was recorded as additional paid in capital in accordance with APB 26, paragraph 20 (see note 4).

Additionally, In May 2005, the Company borrowed $200,000 from the investment bank that managed the initial public offering of its common stock. The note was payable upon the closing of the stock offering if closed by May 31, 2005, or on demand thereafter. The note did not bear any interest and was repaid upon closing of the initial public offering on June 24, 2005.

During 2006, an officer advanced the Company working capital funds in anticipation of the receipt of funds from the sale of the State of New Jersey Tax losses. A total of $160,000 was advanced in increments beginning in August and ending in December when the advances were fully repaid. The officer was also paid approximately $1,600 in interest that was accrued at 8%.

NOTE 17 - OTHER NOTES PAYABLE

Other notes payable consists of notes payable issued to a law firm in payment of past due legal fees and accrued interest thereon. On August 20, 2004, the Company agreed to pay $30,000 and issue two promissory notes for $120,000 and $30,000, respectively, payable the earlier of the consummation of the proposed public offering or February 5, 2005, in payment of past due accounts payable of $240,000. The notes bore interest at 5% and default interest at 7%. The Company recognized a gain on the extinguishment of this debt in the amount of approximately $60,000 during the year ended December 31, 2004. The notes had not been paid as of their respective maturity dates. Therefore, on February 3, 2005 the Company agreed to issue a replacement $150,000 demand note, payable upon the earlier of a demand by the lender or an initial public offering of the Company's common stock. In June 2005, the holder of the note agreed to defer payment to the next financing completed by the Company after the initial public offering, provided the Company make a $5,000 payment upon an initial public offering of common stock and pays $2,000 each month thereafter. The Company paid $17,000 and $6,000 under the agreed payment schedule during 2005 and 2006, respectively. During 2006, this note and accrued interest was again refinanced with the Company recognizing a gain on debt extinguishment of $7,000. The new note has a principal balance of $120,000 as of December 31, 2006 with an interest rate of 8% per annum. Interest expense related to the note was $11,925 and $11,450 for 2005 and 2006, respectively. Accrued interest was $14,467 and $25,917 at December 31, 2005 and 2006.

The holder agreed to extend payment of the remaining balance of $120,000 and all interest due there on until January 2009. In consideration for this note extension, the Company issued warrants to purchase 50,000 shares of common stock for $.35 per share and was valued at $8,500 and recorded as debt discount and is being amortized over the note extension period of 30 months. This warrant expires in 2015.

NOTE 18 - STOCKHOLDERS' DEFICIT

A. Capital Stock

The Company is authorized to issue 185,000,000 shares of all classes of capital stock, including 120,000,000 as common. The Company has authorized 65,000,000 shares of all classes of preferred stock, of which 4,875,850 shares are designated as Series A and 50,000,000 as Series C.

B. Preferred Stock Series A

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

The Series A preferred stock holders voted to convert their shares to common stock upon effectiveness of the Company's initial public offering of its common stock on June 21, 2005. There are no shares of Series A preferred stock outstanding as of December 31, 2005 or 2006.

C. Preferred Stock Series C

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

The Series C preferred stock holders voted to convert their shares to common stock upon effectiveness of the Company's initial public offering of its common stock on June 21, 2005. There are no shares of Series C preferred stock outstanding as of December 31, 2005 or 2006.

D. Warrants

The following is a summary of warrants outstanding at December 31, 2006:

                                     Number of Shares
     Issue Date    Expiration Date   of Common Stock      Price           Basis for Warrant Issuance
     -----------   ---------------   ----------------   ---------    -------------------------------------
     11/01/00         11/01/07              8,714        $ 55.00     Placement Agent Class A Prefd (a)
     11/01/02         06/20/08              1,273        $ 11.00     Placement Agent Class C Prefd (a)
     03/01/03         02/28/10              2,577        $ 11.00     Accrued Compensation
     09/15/04         09/14/14            325,000        $  1.00     Second Amend Service Agreement (a)
     06/25/05         06/24/10            245,000        $  1.50     Conversion of Note Payable
     06/25/05         06/24/10            245,000        $  2.00     Conversion of Note Payable
     06/25/05         06/24/10          2,700,000        $  1.50     Class A IPO Warrants (b)
     06/25/05         06/24/10          2,700,000        $  2.00     Class B IPO Warrants
     06/25/04         06/24/10            270,000        $  1.20     Underwriter's warrants
     11/01/05         06/24/10            250,000        $  1.50     Media Campaign
     11/01/05         06/24/10            250,000        $  2.00     Media Campaign
     12/22/05         12/22/10             24,950        $  0.40     Bridge Loan Agent
     02/14/06         02/13/13             50,000        $  1.00     25% of NuVim Powder LLC
     04/06/06         04/06/10            200,000        $  0.60     Investor Relation
     08/23/06         08/15/15            100,000        $  0.35     Secured Note Extension
     08/23/06         08/15/15            100,000        $  0.35     Secured Note Extension
     11/07/06         08/15/15             50,000        $  0.35     Note Extension
                                     ----------------
                                        7,522,514
                                     ================

(a)   Includes anti-dilution agreement and cashless exercise right.
(b)   Callable at $.25 if common stock trades at $2.00 for five days.

E. Stock Options

The Company adopted six Stock Option Plans (the "Plans") in 2000, 2001, 2002, two stock option plans in 2005, and one plan in 2006 under which incentive stock options ("ISOs") and non-qualified stock options ("NQSOs") to acquire shares of common stock that may be granted to employees, officers, directors and consultants of the Company. When the 2006 plan was adopted, the prior plans were terminated: all previously issued options will remain in effect in accordance with their original terms but no new options will be issued under those plans.

Each Plan expires ten years from the date of adoption. Under the currently operative plan, the Company is authorized to grant options for up to 2,000,000 common shares. Under each Plan, the option price of an ISO may not be less than the fair market value of a share of common stock on the date of grant. An ISO may not be granted to a "ten percent stockholder" (as such term is defined in Section 422A of the Internal Revenue Code) unless the exercise price is at least 110% of the fair market value of the common stock and the term of the option may not exceed five years from the date of grant. The maximum term of each stock option granted to persons other than ten percent stockholders is ten years from the date of the grant.

A summary of the activity in the Plans is as follows:

                                                             Weighted-
                                                             Average
                                             Number of       Exercise
                                              Shares          Price
                                           ------------    ------------
        Outstanding December 31, 2004            15,316    $      19.38
        Cancelled                               (17,500)   $      24.25
        Issued                                1,645,500             .92
                                           ------------
        Outstanding December 31, 2005         1,643,316    $       1.01
        Cancelled                              (954,669)
        Issued                                1,940,000             .32
                                           ------------
        Outstanding at December 31, 2006      2,628,647    $        .58
                                           ============
        Exercisable at December 31, 2004         13,116    $      14.04
                                           ============
        Exercisable at December 31, 2005      1,150,816    $       1.01
                                           ============
        Exercisable at December 31, 2006      2,465,318    $        .58
                                           ============

Grant date fair value per option of options issued in:

        2005 -              $    .76
                            ========
        2006 -              $    .26
                            ========

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

The weighted-average remaining contractual life of options outstanding was 8 and
8.9 years as of December  31, 2005 and  December  31,  2006,  respectively.

A summary of the status of the Company's nonvested shares as of December 31. 2006, and changes during the year ended December 31, 2006 is presented below:

                                                                                 Weighted-
                                                                  Weighted-      Average
                                                                   Averag        Remaining
                                                                    Fair        Contractual
                                                 Number of        Value at        Term
                                                   Shares        Grant Date     (in years)
                                                ------------    ------------   ------------
Non-vested shares at December 31, 2005 ......        492,456    $       1.00            9.5
Options granted .............................      1,940,000             ---            ---
Options vested ..............................     (2,107,506)            ---            ---
Options forfeited or expired ................       (161,621)            ---            ---
                                                ------------    ------------   ------------
Non-vested shares at December 31, 2006 ......        163,329    $       1.00            8.5
                                                ============    ============   ============

As of December 31, 2006, no outstanding options had an exercise price that was less than the fair value of the Company's common stock.

As of December 31, 2005, there was approximately $438,000 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized in future years.

At December 31, 2006, Pro-forma information regarding net loss required by SFAS No. 123 and has been estimated at the date of grant using the fair value method with the following assumptions:

   Assumptions:
   Risk-free rate                              3.5%-4.85%
   Dividend yield                              0
   Volatility factor of the expected market    .10% to 90%
   Price of the Company's common stock         $.20 to 11.00
   Average life                                7 years

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

                                                                        For the Year Ended
                                                                        December 31, 2005
                                                                        ------------------
Net loss - as reported                                                  $       (2,396,902)
Less:  stock compensation reported in the financial
 statements under an intrinsic value method                                             --
Add: total stock based employee compensation expense
 determined under fair value based methods                                        (794,276)
Net loss - pro forma                                                    $       (3,191,178)
Net loss attributable to common stockholders per share:
Basic and diluted net loss per share as reported                        $            (0.82)
Pro forma and diluted basic loss per share                              $            (1.09)

F.  Sales for Cash

On April 10, 2006, Paulsen Investment Company, Inc. the company that served as underwriter of NuVim's recently completed initial public offering of securities, and NuVim entered into a Placement Agent Agreement pursuant to which Paulsen would attempt to place up to 2,500,000 shares (subject to additional allocations with the consent of Paulsen and NuVim) of NuVim's common stock with accredited investors. Under the agreement, a commission of seven percent would be paid to the selling broker and Paulsen would receive an unaccountable expense allowance of three percent of the total amount placed under the agreement. The agreement also provided that NuVim would use its best efforts to register the shares to be sold under the Securities Act of 1933, as amended within 120 business days of the sale of 2,500,000 shares.

On April 18, 2006, Paulson Investment Company, Inc., the company that served as underwriter of NuVim's recently completed initial public offering of securities, purchased

500,000 shares of NuVim's common stock for $100,000.

On May 18, 2006, NuVim accepted twenty-two additional subscriptions resulting from private placements arranged by Paulson Investment Company, Inc. The investors purchased 2,470,000 shares of common stock for a total of $494,000. In addition, Paulson purchased an additional 37,500 shares in exchange for the cancellation of $7,500 of past due fees. The brokers placed each investment received a 7% commission and Paulson received a 3% unaccountable expense allowance. The net cash proceeds from the issuance the 2,970,000 shares of common stock was $533,875.

All of the cash was used for working capital.

G. Common Stock Issued for Services

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

During 2006, NuVim issued a total of 175,000 shares of its Common Stock to NuVim's Secretary as payment for his services for the year ended December 31, 2006. Mark Siegel's relationship to NuVim qualifies him as an accredited investor. The services for which the shares were issued are valued, pursuant to agreement between NuVim and Mr. Siegel at approximately $66,000.

During May and June of 2006, NuVim agreed with several organizations to provide various services for 393,554 shares of common stock. The services have a value of approximately $144,000. During September 2006, 17,142 shares of common stock were returned and cancelled due to services not performed valued at approximately $6,000.

On December 1, 2006, NuVim agreed with a production and operations expert to provide various services for a total of 100,000 shares of common stock. The services have a value of approximately $32,000.

On December 1, 2006, NuVim agreed to issue a total of 79,000 shares to two individuals for their services in seeking strategic partners and merger candidates. The services have a value of approximately $25,280.

On December 29, 2006, NuVim agreed with its new spokesperson to issue a total of 15,000 shares of common stock as additional compensation for their services. The shares have a value of approximately $4,800.

H. Stock Issued for Trade Debt

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

On November 3, 2005 the Company issued 50,000 shares of common stock at fair value as compensation for the Company's corporate secretary for the six month period ended December 31, 2005.

During 2005, the Company issued 42,334 shares of common stock for past due trade debt valued at $109,000.

In June 2006, several creditors agreed to accept 331,453 shares of common stock at a price of $0.35 per share to settle an aggregate of approximately $111,000 of current or past due trade debt.

I. Common Stock issued for Executive Compensation

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

Also, during April 2006 a former officer, (Young), of the Company also accepted 9,000 shares of common stock for approximately $3,000 of accrued compensation.

On April 21, 2006 Michael Vesey agreed, in connection with his resignation, to accept 98,955 shares of NuVim common stock in payment of accrued salary of $19,791. In addition, he accepted 85,000 shares of common stock in lieu of his executive cash bonus for 2005. Mr. Vesey also agreed that he would not sell his shares before May 1, 2007.

During December 2006, Mr. Kundrat, NuVim's CEO, agreed to accept 392,188 shares of common stock in lieu of cash payments of $125,500 for part of his executive bonus for 2006 and 218,750 shares of common stock in lieu of cash payment of his $43,750 of unpaid 2005 salary.

J. Common Stock issued on Conversion of Secured Convertible Promissory Notes

In June 2006, the holders of the Secured Convertible Promissory Notes, in the amount of $67,000, agreed to the conversion of their Notes into an aggregate of 335,000 shares of common stock. In addition, the holders surrendered the warrants that had been issued in connection with the Notes for cancellation.

In June 2006, a stockholder loan note holder exchanged $37,631 of principal and accrued interest for 107,631 shares of common stock.

In December 2006, another stockholder loan note holder agreed to convert his $50,000 note and approximately $8,500 of unpaid interest into 182,983 shares of common stock.

K. Stock Reserved

At December 31, 2006, the Company had reserved shares of its common stock as follows:

                                             Common
                                           ----------
Conversion of Accrued Compensation            100,000
Exercise of common stock warrants           7,522,514
Exercise of stock options                   2,628,647
                                           ----------
Total                                      10,251,161
                                           ==========

L. Acquisition of the Remainder of NuVim Powder LLC

On August 23, 2004 NuVim Powder LLC was formed as a condition to a loan agreement with a director and investor, who was also a spokesperson for the Company. NuVim Powder LLC was owned 51% by the Company, 12.5% by the spokesperson, 12.5% by the director and 24% by a related vendor providing production services to the Company, and was to be the exclusive distributor of food powder products developed by the Company. The LLC was not active in 2004 and 2005.

NuVim originally planned to distribute the powder version of its product through a subsidiary of which fifty-one percent was to be owned by NuVim and the balance owned by Santa Fe Productions Inc., the venture's production company, the entertainer Dick Clark, and NuVim director Stanley Moger.

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

The value of these shares is approximately $90,000 and has been allocated to an intangible asset, distribution rights, and in accordance with SFAS 142, the Company will perform an impairment test within the one year of the closing date. In the event that the value of this intangible asset can not be sustained, the carrying value may be written down to its then defined fair value. Such charge could be significant in future periods.

NOTE 19 - INCOME TAXES

Based on the Company's operating losses, no provision for income taxes has been provided for the years ended December 31, 2005 and 2006. As of December 31, 2006, the Company had net operating losses of approximately $21,600,000 which expire though the year 2021. Due to the Company's initial public offering there was a change in ownership in accordance with relevant provisions of the Internal Revenue Code, which are expected to limit the realization of certain net operating losses.

At December 31, 2005 and 2006, the Company had deferred tax assets of approximately $5,440,000 and $7,000,000, respectively. A valuation allowance for the full amount of the deferred tax assets was established since it is more likely than not that all of the deferred tax assets will not be realized. Deferred tax assets principally consist of net operating losses and accrued compensation expense.

In December 2005 and 2006, the Company received proceeds from the sale of the rights to approximately $3,075,264 and $6,275,000 of New Jersey state income tax losses, respectively. Based on an agreement with the State of New Jersey, the Company was allowed to allocate and sell their net operating loss representing $276,774 and $502,599 in 2005 and 2006, respectively, in potential tax benefits under the Technology Business Tax Certificate Program administered by the New Jersey Economic Development Authority. The Company received net proceeds of $238,026 and $442,287 in 2005 and 2006, respectively, related to the sale and accordingly recorded them as a tax benefit in the year received.

The state of New Jersey renews the program annually and currently limits the aggregate proceeds to $60,000,000. We cannot be cerain if we will be able to sell any of our remaining or future New Jersey loss carryforwards or tax credits under this program.

NOTE 20 - SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

                                                                     December 31,
                                                              ---------------------------
                                                                  2005           2006
                                                              ------------   ------------
Interest paid                                                 $      1,625   $         --
Non-cash investing and financing activities:
  Assignment of senior secured notes payable
    and accrued interest to related part                      $  2,679,498   $         --
  Automatic conversion of notes payable                       $    245,000   $         --
  Debt extinguished through issuance of common
    stock - see Note 6                                        $  7,679,916   $         --
  Warrants issued for convertible note debt
    discount                                                  $    117,366   $         --
  Settlement of deferred offering cost                        $     95,000   $         --
  Issuance of common stock for services                       $    250,000   $         --
  Stock issued for accounts payable                           $    147,582   $    110,584
  Stock issued for accrued compensation                                 --   $    399,291
  Stock issued for senior notes payable                                 --   $     67,000
  Stock issued for management loan and accrued interest                 --   $     96,186
  Stock issued for interest in NuVim Powder, LLC,
   distribution rights                                                  --   $     90,000
  Warrants issued for extension of senior note payable                  --   $     52,500
   Warrants issued for pre-paid expenses                                --   $     34,000

NOTE 21 - COMMITMENTS

A. Royalty, License and Supply Agreement - Related Party

In March 2000 and amended in May 2004, the Company entered into an agreement for the exclusive licensing rights, in specific territories, to produce and market certain beverage products, patented and trademarked by SMBI. The agreement is for a term of 10 years commencing on the date of the amendment, May 2004, and provides for royalties of between 1% and 2% of net sales for the duration of the agreement. The exclusive licensing agreement can be cancelled by SMBI if the Company does not meet its annual purchasing commitment under the supply agreement (see below), in which case, SMBI agrees to negotiate in good faith for a non-exclusive supply agreement. Royalty expense of approximately $9,000 and $19,000 was recorded in the years ended December 31, 2005 and 2006, respectively, of which $10,000 and $29,000 are payable to SMBI at December 31, 2005 and 2006, respectively.

In January 2000 and amended in May 2004, the Company entered into a supply agreement with SMBI for the purchase of SMBI's proprietary immune whey protein concentrate. The agreement is for a term of 10 years, commencing on the date of amendment, May 2004. During the years ended December 31, 2005 and 2006, the Company purchased approximately $98,000, and $41,000, respectively, of the milk and whey protein concentrates from SMBI.

SMBI is the Company's sole source of this whey protein concentrate. If the Company is unable to obtain this product from SMBI, the Company's manufacturing and distribution processes could be severely disrupted and operations could be adversely affected.

The license and supply agreements are subject to the Company maintaining minimum purchases of SMBI's proprietary immune whey protein concentrate. The agreement requires the Company to purchased minimum amounts of whey protein which are determined annually by mutual agreement. The Company has met its minimum purchase agreement in 2005 of three metric tons (approximately $98,000). The 2006 commitment is approximately four metric tons ($172,000) in 2006. In each subsequent year the minimum purchase commitment is the greater of the prior year's actual purchases or 115% of the prior year's minimum purchase commitment. For each calendar year in which the Company fails to purchase its minimum purchase requirements, the Company shall pay to SMBI a sum equal to the contract price for the shortfall of product not purchased.

NuVim and SBMI have agreed that both the supply agreement and the license agreement had terminated as of the end of 2006 and that NuVim's only remaining obligation to SBMI was for $29,000 for unpaid royalties. This amount had been paid during April 2007.

B. Lease

The Company  leases  office space under an agreement  which  expired in December
2006, with annual payments approximating $58,000. During the years ended December 31, 2005 and 2006, rent expense was approximately $58,000. As of December 31, 2006, the Company does not have a lease agreement with the landlord and is operating on a month to month basis.

C. Employment Agreements

In September 2004, the Company entered into employment agreements with three of its executive officers that will become effective upon the closing of the proposed public offering of its common stock, which occurred on June 24, 2005. The employment agreements have a term of three years with an aggregate annual salary of $575,000. All except one of these agreements were cancelled as these employees left the Company. The remaining salary agreement at December 31, 2006 has a salary obligation of $225,000.

NOTE 22 - RELATED PARTY TRANSACTIONS

Included in selling, general and administrative expenses are consulting fees to a stockholder and convertible note holder to act as general counsel and secretary of the Company of approximately $15,000 and $66,000 for the years ended December 31, 2005 and 2006, respectively.

Included in selling, general and administrative expenses are salaries to immediate family members of an executive officer of the Company of approximately $27,000 and $48,000 for the years ended December 31, 2005 and 2006, respectively.

Included in selling, general and administrative expenses are royalties paid to SMBI, a stockholder of the Company, in the amount of $9,000 and $19,000 for the years ended December 31, 2005 and 2006, respectively. Royalties payable which are included in accounts payable-related party, amounted to $10,000 and $29,000 at December 31, 2005 and 2006, respectively

Included in cost of sales are purchases from SMBI, a stockholder of the Company in the amount of $98,000 and $41,000 for the years ended December 31, 2005 and 2006.

NOTE 23 - SUBSEQUENT EVENTS

A. Stock Option Plan

In March 2007, the Board of Directors approved the 2007 Incentive Stock Option Plan for the benefit of its officers, employees and consultants. The plan authorizes the grant of 2,000,000 shares of common stock. The plan is subject to the approval of shareholders at the Company's annual meeting in May of 2007.

B. Sales for Cash

On March 1 and 8, 2007, NuVim issued a total of 433,333 shares to an unrelated accredited investor for $130,000 or $.30 per share. No commissions or fees were paid in connection with this sale.

On March 8, 2007, at the same time as the second purchase, three of NuVim's outside directors, Doug Scott, Peter DeCrescenzo, and Cal Hodock purchased 50,000, 33,333, and 16,667 shares respectively at the same price totaling $30,000 or $0.30 per share.

At the end of the first quarter of 2007, NuVim received $300,000 to purchase 1,000,000 shares of common stock from Julius Baer Multistock SICAV US Stock Fund, a European Institutional Investor a price of $.30 per share. NuVim paid a commission of $30,000 to Continental Advisors SA in connection with this sale. In addition, Continental Advisors SA received $9,000 for its expenses without accounting for it.

In April 2007 five investors represented by Paulsen Investment Company, Inc. and an additional private investor purchased a total of 872,667 shares of common stock for $261,800 or $0.30 per share. Paulson will receive a commission of $22,680 on the 772,667 shares sold to its clients.

All cash raised in these sales has been applied to working capital.

C. Debt and Accrued Compensation Conversion

On January 30, 2007, NuVim issued 72,915 shares of common stock in lieu of cash for unpaid 2006 salary of approximately $14,600 due to Michael Vesey, NuVim's former CFO.

D. Stock Issued for Services

On January 29, 2007, NuVim agreed with its Secretary and General Counsel to issue 100,000 shares of common stock as additional compensation for his services during 2007. The services have a value of approximately $16,000.

On January 29, 2007, NuVim agreed with its operations director to issue a total of 50,000 shares of common stock as additional compensation for his services. The shares have a value of approximately $8,000. He agreed in writing to restrictions on resale placed with the NuVim's transfer agent and the printing of a legend on its certificate. Because of these factors, this sale was exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6)

On January 30, 2007 NuVim agreed with a communications expert to provide various services for a total of 40,000 shares of common stock. The services have a value of approximately $6,400. He agreed to restrictions on resale placed with the NuVim's transfer agent and the printing of a legend on its certificate. Because of these factors, this sale was exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6).

In March 2007, NuVim issued 100,000 shares of common stock to Mr. Kundrat, NuVim's CEO for the remaining balance of his 2006 executive bonus due him in the amount of $32,000.