Form 10QSB
period 2007-03-31
NUVIM INC
filed 2007-05-15
CIK 1170652

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     ECHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

                                       or

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

At May 1, 2007, 14,532,782 shares of the registrant's Common Stock, par value $0.00001 per share, were outstanding.

Transitional Small Business Disclosure Format: Yes [ ]  No [X]

================================================================================

                                   NUVIM, INC.

                         Quarterly Report on Form 10-QSB

                      Quarterly Period Ended March 31, 2007

                                Table of Contents

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
Balance Sheet -March 31, 2007 (Unaudited)                                                               4
Statements of Operations - For the three months ended March 31, 2006 and 2007 (Unaudited)               5
Statement of Changes in Stockholders' Deficit for the three months ended March 31, 2007 (Unaudited)     6
Statements of Cash Flows for the three months ended March 31, 2006 and 2007 (Unaudited)                 7
Notes to Financial Statements (Unaudited)                                                               8
Item 2. Management's Discussion and Analysis or Plan of Operation                                      17
Item 3. Controls and Procedures                                                                        30

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                                              32
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                                    32
Item 3. Defaults upon Senior Securities                                                                34
Item 4. Submission of Matters to a Vote of Security Holders                                            34
Item 5. Other Information                                                                              34
Item 6. Exhibits                                                                                       34
Signatures                                                                                             35

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   NUVIM, INC.
                                  BALANCE SHEET

                                                                                 MARCH 31, 2007
                                                                                ----------------
                                     ASSETS                                       (Unaudited)
Current Assets:
   Cash and cash equivalents                                                    $        352,854
   Accounts receivable, net                                                               55,774
   Inventory                                                                             157,547
   Prepaid expenses and other current assets                                             191,641
                                                                                ----------------
      Total Current Assets                                                               757,816
                                                                                ----------------

Equipment and furniture, net                                                                 372
Deferred offering cost                                                                    57,025
Deposits and other assets                                                                  8,147
Distribution rights                                                                       90,400
                                                                                ----------------
      TOTAL ASSETS                                                              $        913,760
                                                                                ================

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Current portion of accounts payable                                          $        496,519
   Accounts payable and accrued expenses to related parties                               29,000
   Accrued expenses                                                                      146,577
   Accrued compensation                                                                  326,241
   Rescinded series B offering payable                                                    18,920
                                                                                ----------------
      TOTAL CURRENT LIABILITIES                                                        1,017,257

Other Liabilities:
   Accounts payable, net of current portion                                              233,430
   Senior notes payable - related parties, net of unamortized discount of
   $32,267 at March 31, 2007                                                             467,733
   Accrued interest - senior notes payable - related parties                             179,160
   Stockholder loans - subordinated covertable promissory notes                          150,000
   Accrued interest stockholder loans                                                     24,770
   Other notes payable, net of unamortized discount of $7,650 at
   December 31, 2006                                                                     112,350
    Accrued Interest - other notes payable                                                28,317
                                                                                ----------------
      TOTAL OTHER LIABILITIES                                                          1,195,760
                                                                                ----------------

TOTAL LIABILITIES                                                                      2,213,017

Commitments and Contingencies

Stockholders' Deficit:
   Common Stock,  120,000,000 shares authorized,  $.00001 par value,
    13,534,115 shares issued and outstanding at March 31, 2007                               135

   Additional  paid-in  capital                                                       21,005,811
   Accumulated  deficit                                                              (22,305,203)
                                                                                ----------------

Total Stockholders' Deficit                                                           (1,299,257)

                                                                                ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                     $        913,760
                                                                                ================

The notes to financial statements are an integral part of this statement.

                                   NUVIM, INC.
                            STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)

                                                                                      2006                2007
                                                                                ----------------    ----------------
Gross sales                                                                     $        271,073    $        328,133
Less: discounts, allowances and promotional payments                                      94,852              87,311
                                                                                ----------------    ----------------
Net sales                                                                                176,221             240,822
Cost of sales                                                                            121,231             168,945
                                                                                ----------------    ----------------
Gross profit                                                                              54,990              71,877
Selling, general and administrative expenses                                             512,673             332,410
                                                                                ----------------    ----------------
Loss from operations                                                                    (457,683)           (260,533)
Other Income (Expense):
    Interest expense                                                                     (37,065)            (20,650)
    Interest income                                                                           45                  --
                                                                                ----------------    ----------------
        Total other income (expense) - net                                               (37,020)            (20,650)
                                                                                ----------------    ----------------
Net loss before income tax benefit                                                      (494,703)           (281,183)
Income tax (expense) benefit                                                                   -                   -
                                                                                ----------------    ----------------
Net loss                                                                        $       (494,703)   $       (281,183)
                                                                                ================    ================
Basic and diluted loss per share                                                $          (0.10)   $          (0.02)
                                                                                ================    ================
Weighted average number of common shares outstanding - basic and diluted               5,054,278          12,578,491

The notes to financial statements are an integral part of these statements.

                                   NUVIM, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                    FOR THE THREE MONTHS ENDED MARCH 31, 2007
                                   (Unaudited)

                                                        COMMON STOCK             ADDITIONAL                          TOTAL
                                                ----------------------------      PAID-IN       ACCUMULATED      SHAREHOLDERS'
                                                   SHARES          AMOUNT         CAPITAL         DEFICIT           DEFICIT
                                                ------------    ------------    ------------   --------------    --------------
Balance at December 31, 2006                      11,622,867    $        116    $ 20,489,672   $  (22,024,020)   $   (1,534,232)
Stock sold to accredited investors, net            1,533,333              15         419,185                            419,200
Stock issued for accrued compensation                172,915               2          46,581                             46,583
Stock issued for services                            205,000               2          36,098                             36,100
Employee stock based compensation                                                     14,275                             14,275
Net Loss                                                                                             (281,183)         (281,183)
                                                ------------    ------------    ------------   --------------    --------------
Balance at March 31, 2007                         13,534,115    $        135    $ 21,005,811   $  (22,305,203)   $   (1,299,257)
                                                ============    ============    ============   ==============    ==============

The notes to financial statements are an integral part of this statement.

                                   NUVIM, INC.
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2007
                                   (Unaudited)

                                                                                      2006                2007
                                                                                ----------------    ----------------
Cash Flow From Operating Activities:
   Net loss                                                                     $       (494,703)   $       (281,183)
   Adjustment to reconcile net loss to net cash used in operating activities:
   Depreciation                                                                              226                 226
   Amortization of debt discount on notes payable                                          7,611               5,250
   Stock issued for services                                                              33,558              36,100
   Employee stock based compensation                                                      31,000              14,275
   Stock issued for compensation                                                                              46,583
   Provision for sales returns                                                            94,852              87,311
Changes in Operating Assets and Liabilities:
   Accounts receivable                                                                   (79,192)            (87,258)
   Inventory                                                                             (12,971)              9,382
   Prepaid expenses and other current assets                                              94,931                (588)
   Accounts payable                                                                       97,008              44,091
   Accounts payable and accrued expenses to related parties                             (129,274)            (28,606)
   Accrued expenses                                                                      (91,870)             26,980
   Accrued compensation                                                                  157,082              (9,783)
   Accrued interest - senior notes payable - related parties                                  --              10,000
   Accrued interest - stockholder loans                                                       --               3,000
   Accrued interest - other note payable                                                  22,825               2,400
                                                                                ----------------    ----------------
       Net Cash Used in Operating Activities                                            (268,917)           (121,820)
                                                                                ----------------    ----------------
Cash Flow From Financing Activities:
   Net proceeds from issuance of common stock                                                 --             419,200
                                                                                ----------------    ----------------
       Net Cash Provided by Financing Activities                                              --             419,200
                                                                                ----------------    ----------------
Decrease in Cash and Cash Equivalents                                                   (268,917)            297,382
Cash and Cash Equivalents at Beginning of Year                                           270,468              55,472
                                                                                ----------------    ----------------
Cash and Cash Equivalents at End of Year                                        $          1,551    $        352,854
                                                                                ================    ================

The notes to financial statements are an integral part of these statements.

                                   NUVIM, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BUSINESS AND BASIS OF PRESENTATION

A.   Business

NuVim, Inc. (the "Company") markets and distributes ready to drink dietary supplement beverages and powder mixes, which enhance the immune system, promote sturdy joints and muscle flexibility and helps the body absorb calcium. The Company distributes its products through supermarkets in approximately 14 states in the eastern United States.

B.   Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred net losses of ($281,183) and $494,703 for the three months ended March 31, 2007 and 2006, respectively. Management also expects operating losses to continue in 2007. The Company's continued existence is dependent upon its ability to secure adequate financing to fund future operations and commence profitable operations. To date, the Company has supported its activities through equity investments, the sale of common stock, and a line of credit through a bank of $50,000 of which there is currently none used. During 2006, the Company addressed these concerns by selling common stock to raise approximately $534,000, settling approximately $274,000 of principal and interest on note and supplier debt with common stock, and issuing stock worth approximately $266,000 to secure services. In addition, during 2006 the Company negotiated extended terms on approximately $987,000 of notes payable, stockholder loans, and accrued interest until January 2009. During 2007, the Company has raised approximately $688,000, net of fees, through sales of common stock.

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

C.   BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited interim consolidated financial statements as of March 31, 2006 and 2007 reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of its financial position as of March 31, 2007 and as of the result of its consolidated operations and its consolidated cash flows for the periods ended March 31, 2006 and 2007.

The Unaudited Consolidated Statements of Operations for the three months ended March 31, 2006 and 2007 are not necessarily indicative of results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Current Report on Form 10KSB for the year ended December 31, 2006 filed on April 14, 2007.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

A.   Net Loss Per Share

Basic loss per share has been calculated using the weighted average number of common shares outstanding in accordance with FASB 128 "Earnings Per Share." All potentially dilutive securities, including options, convertible notes, convertible preferred stock and warrants have been excluded as common stock equivalents and diluted loss per share has not been presented as such securities are antidilutive due to the Company's net loss for all periods presented. At March 31, 2007, the Company had warrants to purchase 7,522,514 shares of common stock and employee stock options to purchase 2,628,647 shares of common stock outstanding which are not included in the calculation.

B.   Concentration of Risk

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

Sales to three customers during the three months ended March 31, 2006 approximated 27%, 15% and 10% of sales. Sales to three customers during the year ended March 31, 2007 approximated 44%, 13% and 10% of sales. A loss to one of these customers could have a significant adverse effect on the Company's results of operations

Accounts receivable from two customers at March 31, 2006 approximated 27%, and 16% respectively and two customers at March 31, 2007 approximated 49% and 11% of accounts receivable.

One outside vendor manufactured all of the Company's finished goods. During the three months ended March 31, 2006 and 2007, manufacturing costs of approximately $39,000 and $65,000 were incurred at this vendor. Approximately $35,000 was due to this vendor at March 31, 2007.

C.   Reclassifications

Certain  reclassifications  were made to the  presentation of the 2006 financial
statements  in  order  to  conform  to  the  2007  financial  statements.   Such
reclassifications had no effect on the prior year's results of operations.

D.   Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R (revised 2004), "Share-Based Payment" which revised Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation" This statement supersedes Opinion No. 25, "Accounting for Stock Issued to Employees." The statement addresses the accounting for share-based payment transactions with employees, eliminates the ability to account for share-based compensation transactions using the intrinsic value method pursuant to APB 25 and requires that the compensation costs relating to such transactions be recognized at fair value in the statement of operations. The revised statement was implemented by the Company effective January 1, 2006. The Company continued to account for stock awards issued to non-employees under the fair value method as described in EITF 96-18 "Accounting for Equity Investments that are issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services." The Company recorded $14,275 in expense related to stock options for the three months ended March 31, 2007.

E.   Recent Accounting Pronouncements

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

In July 2006, the Financial Accounting Standards Board ("FASB") has published FASB Interpretation No. 48 ("FIN No. 48"), Accounting for Uncertainty in Income Taxes, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise's financial statements. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. As of January 31, 2007 FIN 48 was adopted by the Company and it did not have a material effect on the Company's financial condition or results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value option for Financial Asset and Financial Liabilities - Including an Amendment of FASB Statement No. 115" which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to chose to measure many financial instruments and other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact on this statement in connection with our evaluation of SFAS No. 157.

NOTE 3 - STOCKHOLDERS' DEFICIT

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

At the end of the first quarter of 2007, NuVim received $300,000 from Julius Baer Multistock SICAV US Stock Fund, a European Institutional Investor to purchase 1,000,000 shares of common stock at a price of $.30 per share. NuVim paid a commission of $30,000 to Continental Advisors SA in connection with this sale. In addition, Continental Advisors SA received $9,000 for its expenses without accounting for it.

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

Also in March, 2007 NuVim issued 15,000 shares of common stock for services relating to its corporate presentation materials. The services have a value of approximately $5,700.

E.   Stock Option Plan

In March 2007, the Board of Directors approved the 2007 Incentive Stock Option Plan for the benefit of its officers, employees and consultants. The plan authorizes the grant of 2,000,000 shares of common stock. The plan will become effective upon approval of shareholders at the Company's annual meeting in May of 2007.

NOTE 4 - INCOME TAXES

Based on the Company's operating losses, no provision for income taxes has been provided for the three months ended March 31, 2006 and 2007.

NOTE 5 - SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

                                                     MARCH 31,
                                             -------------------------
                                                2006          2007
                                             -----------   -----------
Interest paid                                $     1,625   $        --

NOTE 6 - COMMITMENTS

A.   Royalty, License and Supply Agreement - Related Party

In March 2000 and amended in May 2004, the Company entered into an agreement for the exclusive licensing rights, in specific territories, to produce and market certain beverage products, patented and trademarked by SMBI. The agreement was for a term of 10 years commencing on the date of the amendment, May 2004, and provided for royalties of between 1% and 2% of net sales for the duration of the agreement. The exclusive licensing agreement could be cancelled by SMBI if the Company did not meet its annual purchasing commitment under the supply agreement (see below), in which case, SMBI agrees to negotiate in good faith for a non-exclusive supply agreement.

In January 2000 and amended in May 2004, the Company entered into a supply agreement with SMBI for the purchase of SMBI's proprietary immune whey protein concentrate. The agreement is for a term of 10 years, commencing on the date of amendment, May 2004.

The license and supply agreements were subject to the Company maintaining minimum purchases of SMBI's proprietary immune whey protein concentrate. In April of 2007 the Company and SMBI agreed to terminate the license and supply agreements. In April 2007, pursuant to the agreement, the Company made a final payment of $29,000 under the agreement and no further amounts are due under the agreement.

On April 9, 2007 the Company entered into a supply agreement with GNT nutrition for Nutraflora, an ingredient that provides immune system enhancement and muscle and joint flexibility enhancement. The agreement does not contain any minimum purchase commitments or provision for the payment of royalties.

B.   Lease

As of December 31, 2006, the Company does not have a lease agreement with its landlord and is operating on a month to month basis. Rent expense is approximately $4,800 per month.

NOTE 7 - RELATED PARTY TRANSACTIONS

Included in selling, general and administrative expenses are salaries to immediate family members of an executive officer of the Company of approximately $9,000 and $12,000 for the three months ended March 31, 2006 and 2007, respectively.

NOTE 8 - SUBSEQUENT EVENTS

A.   Sales for Cash

During April 2007, NuVim issued a total of 972,667 shares to unrelated accredited investors for gross proceeds of approximately $292,000 or $.30 per share. Commissions and fees of approximately $25,000 were paid in connection with this sale.

All cash raised in these sales has been applied to working capital.

B.   Stock Issued for Services

During April 2007 NuVim agreed with a communications expert to provide various services for a total of 26,000 shares of common stock. The services have a value of approximately $13,000.

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

OVERVIEW

         We  produce,   market,   and  distribute   NuVim(R)   beverage  dietary
supplements in Ready-to-drink and powder mix forms. NuVim utilizes the micronutrient NutraFlora(R) and whey protein to provide important health benefits to its consumers. Whey protein, NuVim(R)'s largest ingredient, other than water, enhances physical performance, enhances cardiovascular health, and promotes well being. NutraFlora(R) is uniquely capable of promoting health by supporting the growth of beneficial (probiotic) bacteria which in turn provide health benefits such as improved calcium and mineral absorption for better bone health and a strong immune system. Studies also show that NutraFlora(R) helps improves digestive functions, contributes to a healthy cholesterol, and metabolism. In addition NuVim contains 100% of vitamin C, E, B12, and Zinc and 30% vitamin A of the recommended dail requirement. NuVim products contain no fat, cholesterol, lactose, caffeine, artificial flavors or high fructose corn syrup.

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

         We have distributed our refrigerated beverages since the year 2000 and are in approximately 2,100 Supermarkets in the Eastern United States. In 2002 company revenues were $3.5 million. However, we eliminated most advertising and marketing support for our product in the second half of 2002 due to a lack of funding. We recapitalized our company in June 2005 through the conversion of approximately $7.7 million of debt into common stock and an initial public offering of our common stock. Since that time we have concentrated our limited financial resources on developing and supporting distribution opportunities that we believe will provide the greatest profitable sales expansion potential. Additional funds raised in the first months of 2007 will help achieve these goals.

         We also developed a powder version of our product to be sold through direct distribution such as the internet as well as retail outlets. Sales of the product to date have not been material. We have begun a test program selling the powder in GNC stores in the Tampa Bay area.

         We have launched an equity funded print news media campaign to educate consumers about the benefits of NuVim(R) and create market awareness for our product. The media program which began in January 2006 and will continue through the fourth quarter of 2007 or until the contracted amount of the newspaper features has been completed.

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

         Our focus is to push forward in six areas: Increase the sales per store in existing Wal-Mart supercenters and increase the number of Wal-Mart distribution centers stocking the NuVim(R) 64 ounce size; support the testing begun in the first quarter of 2007 with Kroger, the second largest US retailer; introduce a shelf stable 12 ounce in three varieties for the 1,500 independent shelf stable US distributors that service the nearly 700,000 points of distribution in the away from home consumption markets like schools, cafeterias delis, hospitals, convienience stores and other food service businesses.; increase sales of the newly introduced powder version in three varieties through the internet, retail sales through GNC, and fund raising programs with non-profit organizations; increase profitable sales to current and new supermarkets; and introduce NuVim to the military commissaries and troop feeding.

         In 2006 we launched an equity funded print news media campaign to educate consumers about the benefits of NuVim(R) and create market awareness for our product. The media program will continue into the fourth quarter of 2007 or until the contracted amount of the newspaper features has been completed.

         We have produced a 30 second television commercial for the refrigerated products, a 60 second television commercial for the powder product and a 5 minute powder infomercial for the product and plan to air these commercials 2,000 times through Platinum Television Group.

         Case shipments of our refrigerated product increased by 2,907 or 20% during the first quarter of 2007 compared with the same period in the prior year. The reasons for the increase included further expansion to additional Wal-Mart supercenters compared with the same period last year , an increase at Wakefern (Shoprite) supermarkets in the New York/New Jersey market during the first quarter 2007, and new start up business at Kroger in Detroit Michigan. During the first quarter 2007 we continued to have had limited cash to fund product sampling and advertising programs, which we believe are critical to maintain and increase sales of our products. Therefore, with limited funding we are unable to support all markets and concentrate in certain markets to attain a level of consumer sales to hold supermarket retail distribution and in some accounts increase the number of stores carrying NuVim products until we are able to raise cash for additional marketing programs. In the interim, advertising program funded by the issuance of stock will continue to be important.

         In late 2003 we began a test program with a single Wal-Mart supercenter. In late 2004 the test was expanded to one Wal-Mart distribution center, covering 43 supercenters and then a further expansion in late 2005 to two additional distribution centers that covered most of the Wal-Mart supercenters in the State of Florida. During the 2005 expansion, the number of NuVim(R) varieties carried by the supercenters was increased from two to three. Third quarter 2005 Wal-Mart sales were 8% of the total 2005 sales for that quarter. In April 2006, we increased our distribution to two more Wal-Mart distribution centers and in the third quarter of 2006 one more distribution center was added. We now serve approximately 300 supercenters and seven distribution centers in 7 states. Same store sales for Wal-Mart in the first quarter of 2007 were up 137% compared with the same quarter in 2006. First quarter 2007 Wal-Mart sales were 51% of total NuVim sales for this quarter. The Wal-Mart initiative has matured much faster then the others. We expect the other five initiatives to increase their sales contribution both absolutely and as a percentage of the total sales.

SALES RESULTS

         The discussion below covers selected data regarding sales for the quarter March 31, 2007 and 2006. The data is not necessarily indicative of continuing trends.

         Sales of refrigerated beverages are expressed in unit case volume. A "unit case" means a unit of measurement equal to 512 U.S. fluid ounces of finished beverage (eight 64-ounce containers). Powder mix sales are expressed in equivalent servings equal to the refrigerated case. One case of refrigerated products has 40 servings. One box of powder mixes has 30 servings. Unit case volume means the number of unit cases (or unit case equivalents) of beverages directly or indirectly sold by us. Gross cases sold to the customer represent the number of cases shipped to the customer..

UNIT CASE VOLUME/CASE SALES

                                                 THREE MONTHS ENDED
                                                     MARCH 31,
                                             -------------------------
                                                2007          2006
                                             -----------   -----------
               Gross Cases Sold                   17,654        14,747
               Gross Sales                   $   328,133   $   271,073
               Net Sales                     $   240,822   $   176,221

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

         17,654 cases sold represents an increase of 2,907, or 20%, for the three months ended March 31, 2007, when compared to the same quarter in 2006. As discussed above, we believe that the number of cases sold is due to the increase in the number of Wal-Mart supercenters carrying the product, and the change in product formula to lower the calories, eliminate the high fructose corn syrup and increase whey protein to be the number one item on the ingredient list. We also had a 50% increase in the quarter from Shoprite, New York's largest account, 10% increase at Giant PA, new 16 ounce distribution at Giant and new business start up with Kroger stores in Detroit.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006

         Gross Sales. For the three months ended March 31, 2007, gross sales were $328,133 an increase of $57,060 or 21% over gross sales of $271,073 for the three months ended March 31, 2006. This 21% increase had several contributing factors as mentioned above. We also decreased the Wal-Mart store and their distribution centers inventory which of course decreased NuVim factory sales to them in the first quarter. This was a one time adjustment to better control fresh inventory and improve our product's performance within the Wal-Mart system. During this quarter, we continued to have limited funds for advertising and sampling programs.

         Discounts, Allowances and Promotional Payments. For the three months ended March 31, 2007, promotional allowances and discounts were $87,311, a decrease of $7,541 from the promotional allowances and discounts of $94,852 for the three months ended March 31, 2006. This 8.0 % decrease is reflective of our ability to generate incremental sales for the quarter of 21% while decreasing promotional spending. We record the price reductions, which are reimbursed by us to the retailers, in accordance with Financial Accounting Standards Board Emerging Issues Task Force, No. 01-09, Accounting for Consideration Given by a Vendor to a Customer. We expect to continue to use price promotions and coupon distribution selectively as a means to promote consumer sampling and trial of our product into the foreseeable future. As the product further matures and a higher percentage of users of our product are repeat purchasers, we expect coupon expense, relative to gross sales, to decline although we will continue to use these marketing programs when needed. Product returned after its expiration date decreased as a percentage of sales this quarter versus the same quarter a year ago by 1%. Total Discounts, Allowances and Promotional payments/discounts as a percentage of gross sales decreased from 35.5% for the three months ended March 31, 2006 to 26.6% for the three months ended March 31, 2007. This is very positive because it is costing less to move more product off the shelf.

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          ---------------------    INCREASE
                                                            2007          2006    (DECREASE)    PERCENTAGE
                                                          ---------   ---------   ----------    ----------
Discounts for timely payment                              $   2,487   $   5,894   $   (3,407)         (137)%
Product returned after its expiration date                   27,577      34,545       (6,968)          (25)%
Promotional  price  allowances,  coupons  and other          55,574      54,413        1,161             2%
incentives
Slotting fees                                                 1,673         ---        1,673           100%
                                                          ---------   ---------   ----------    ----------
Total Discounts, Allowances and Promotional Payments      $  87,311   $  94,852   $   (7,541)           13%
                                                          =========   =========   ==========    ==========

         Net Sales. Net sales for the three months ended March 31, 2007 were $240,822, an increase of $64,601, or 37% above net sales of $176,221 for the three months ended March 31, 2006. The increase in net sales is primarily attributable to the increase in case sales and a decrease in the promotional pricing as discussed above.

         Cost of Sales. For the three months ended March 31, 2007, cost of sales was $168,945 a decrease of $47,714 for the three months ended March 31, 2006. The decrease is primarily the result of lower ingredient costs in 2007.

         Gross Profit. Gross profit was $71,877 for the three months ended March 31, 2007, an increase of $16,887 from the $54,990 gross profit for the three months ended March 31, 2006. Gross profit as a percentage of gross sales was 25% for the three months ended March 31, 2007 compared to the 20% for the three months ended March 31, 2006.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were $332,410 for the three months ended March 31, 2007. Selling, general, and administrative expenses during the three months ended March 31, 2006 were $512,673. Selling, general, and administration expense decreased $180,263 or 35%. We are still in an early stage of our development and did show improvement versus last year same time period and expect to further show improvement moving forward. We continue to work on increasing sales to achieve sales volumes sufficient to generate net sales in excess of our selling, general and administrative expenses. The decrease in selling, general and administrative expenses is primarily due to decreases salaries by eliminating a full time Chief Financial Officer, full time Vice President of Operations and converting all of the selling personnel to a commission structure.

         Loss from Operations. Loss from operations was $260,533 for the three months ended March 31, 2007 compared to $457,683 for the three months ended March 31, 2006. The entire decrease of $197,150 is due to the increase in net sales and the decrease in selling and administration.

         Interest Expense. Interest expense was $20,650 for the three months ended March 31, 2007; a decrease of $16,415 or 44%, from interest expense of $37,065 for the three months ended March 31, 2006. The decrease in interest expense is primarily attributable to the retirement of one loan that was converted to equity.

         Net Loss. Net loss was $281,183 for the three months ended March 31, 2007 compared to $494,703 for the three months ended March 31, 2006, a decrease of $213,520 due to the contribution made by increased sales and the decrease in administrative and selling costs.

LIQUIDITY AND CAPITAL RESOURCES

         Our operations to date have generated significant operating losses that have been funded through the issuance of common stock and external borrowings. We will require additional sources of outside capital to continue our operations.

         Through April 30 2007, NuVim has raised a net of $688,000 in new working capital through the sale of common stock and has obtained services valued at approximately $49,100 in exchange for its common stock.

         We have participated in the New Jersey Economic development Authority Tax Transfer program for the past 5 years and will again this year. Approximately $442,000 was received from this program in December of 2006. We have already applied for the 2007 program.

         We will need to raise additional financing to pay down our obligations, fund operating losses and to support sales and marketing programs to increase sales of our products. If we are not able to identify additional sources of financing, we may not be able to continue operations beyond 2007.

         Net cash used in operating activities for the three months ended March 31, 2007 was $121,820 compared to cash used in operating activities of $268,917 during the same period in 2006. The decrease in cash used by operating activities during the first three months of $147,096 was primarily attributable to lower administrative expenses, less promotional spending, and higher contributions from product sales. The cash consumed during the first quarter of 2006 included a one time payment of $202,000 to SMBI, the provider of the proprietary whey protein concentrate then used in our products, in full settlement of past due balances due to them.

         Net Cash provided by financing activities during the three months ended March 31, 2007 $419,200. Nothing was provided during the three months ended March 31, 2006.

APPLICATION OF RECENT AND CRITICAL ACCOUNTING POLICIES AND PRONOUNCEMENTS

RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2006, the Financial Accounting Standards Board ("FASB") has published FASB Interpretation No. 48 ("FIN No. 48"), Accounting for Uncertainty in Income Taxes, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise's financial statements. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. As of January 31, 2007 FIN 48 was adopted by the Company and it did not have a material effect on the Company's financial condition or results of operations or cash flows.

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

         In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value option for Financial Asset and Financial Liabilities - Including an Amendment of FASB Statement No. 115" which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to chose to measure many financial instruments and other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact on this statement in connection with our evaluation of SFAS No. 157.

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

         ACCOUNTS RECEIVABLE

         We evaluate the collectablity of our trade accounts receivable based on a number of factors. Accounts receivable are unsecured, non-interest bearing obligations that are typically due from customers between 10 and 30 days of the invoice date. We apply collections in accordance with customer remittance advices or to the oldest outstanding invoice if no remittance advice is presented with payment. Our overall receivables are approximately 17 days.

         We estimate an allowance for doubtful accounts and revenue adjustments based on historical trends and other criteria. We have had only one account that could not be collected since the inception of the company in 2000. The amount was less than $10,000. Further, as accounts receivable outstanding are deemed uncollectible or subject to adjustment, these allowances are adjusted accordingly. In circumstances where we become aware of a specific customer's inability to meet its financial obligations to us, a specific reserve for bad debts is estimated and recorded which reduces the recognized receivable to the estimated amount we believe will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our recent past history and an overall assessment of past due trade accounts receivable outstanding. We also estimate the amount of credits for product placement, promotion and expired product that are expected to be issued for product sold based on an evaluation of historical trends and record an allowance when the sale is recorded.

         DISTRIBUTION RIGHTS

         The Company intends to perform its annual impairment test of distribution rights acquired with the 2006 acquisition of the remaining interest in NuVim Powder, LLC. Such impairment testing will be performed pursuant to SFAS No. 142 using a fair value approach. In the event this testing results in an impairment of the distribution rights the Company could have a right down of these rights and that right down could be material.

         INFLATION

         We do not believe that inflation had a significant impact on our results of operations for the periods presented.

         OFF-BALANCE SHEET TRANSACTIONS

         At March 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

         During the first four months of 2007, NuVim raised a net total of $688,000 from European Institutional and United States accredited investors and obtained an additional about $49,100 of services in exchange for common stock.

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

OUR AUDITORS HAVE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         In their report in connection with our 2006 financial statements, our auditors included an explanatory paragraph stating that, because we have incurred net losses and have a net capital deficiency for the years ended December 31, 2005 and 2006, and as of March 31, 2007 (unaudited). Our continued existence will depend in large part upon our ability to successfully secure additional financing to fund future operations. Our initial public offering was not sufficient to completely alleviate these concerns; the proceeds have been adequate to fund operations to date, but we will need to raise additional funding to continue operations. If we are not able to achieve positive cash flow from operations or to secure additional financing as needed, we will continue to experience the risk that we will not be able to continue as a going concern.

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

         We have not had sufficient capital to operate our business for approximately three years, and as a result, we have negotiated extended payment terms on approximately $987,000 of notes payable, shareholder loans and accrued interest which are due and payable upon receipt of additional financing.

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

WE HAVE A HISTORY OF LOSSES AND WE EXPECT TO CONTINUE TO OPERATE AT A LOSS FOR THE FORESEEABLE FUTURE.

         Since our inception in 1999, we have incurred net losses in every year, including net losses of $2,396,902 for the year ended December 31, 2005, $1,778,959 for the year ended December 31, 2006 and $281,183 for the three months ended March 31, 2007. We had a working capital deficit of $259,441 at March 31, 2007 as compared with $506,292 as of December 31, 2006 and have negative cash flows from operations. As a result of ongoing operating losses, we also had an accumulated deficit of $22,305,203 and a stockholders' deficit of $1,299,257 at March 31, 2007. We expect to incur losses until at least through 2007 and may never become profitable. We also expect that our expenses will increase substantially for the foreseeable future as we seek to expand our product line and sales and distribution network, implement internal systems and infrastructure and comply with the legal, accounting and corporate governance requirements imposed upon public companies. These ongoing financial losses may adversely affect our stock price.

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

OUR BUSINESS DEPENDS ON THE ACCEPTANCE OF OUR PRODUCTS IN BOTH EXISTING AND NEW MARKETING AREAS.

         We intend to expand into new geographic areas and broaden our product offerings to generate additional sales. Our refrigerated beverage products are currently available from southern Connecticut to Miami and as far West as Pittsburgh including such supermarket chains as ShopRite, Pathmark, A&P, Gristedes, Food Emporium, Walbaums, , Acme Giant, Giant Eagle, Publix, Kroger and Wal-Mart. Although marketing funds have been limited we have been able to maintain distribution due to our loyal consumer base who have felt the NuVim difference and continue to buy NuVim on a regular basis. The supermarket chain accounts see NuVim as a one of a kind product that offers the consumer a healthily choice to high sugar and high caffeine carbonated and non- carbonated beverages. We do not know whether the level of market acceptance we have received in our current markets for our products will be matched or exceeded in the geographic locations we are newly serving or in other areas of the country as we expand our distribution in the future. We also will need to raise additional financing to support this expansion.

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

ITEM 3.  CONTROLS AND PROCEDURES.

         Mr.  Kundrat,  NuVim's  Chief  Executive  Officer  and Chief  Financial
Officer,
evaluated the effectiveness of the design and operation of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange
Act) means controls and other procedures of a company that are designed to ensure that this information is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

         NuVim maintains certain internal controls over financial reporting that are appropriate, consistent with cost-benefit considerations, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. No changes effecting NuVim's internal controls occurred during the first quarter of 2007.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There are at present no legal proceedings pending against the Company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Common Stock for Cash

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

         Also in April, Montalcino, S.A., a Luxemburg based mutual fund, purchased 100,000 shares for $30,000, a price of $.30 per share. NuVim paid a commission of $3,000 to

Continental Advisors SA in connection with this sale. In addition, Continental Advisors SA received $900 for its expenses without accounting for it. The purchaser represented in writing that it was an accredited investor and it agreed in writing to restrictions on resale placed with the NuVim's transfer agent and the printing of a legend on its certificate. Because of these factors, this sale was exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6)..

         All cash raised in these sales has been applied to working capital.

Common Stock issued for Debt and Unpaid Compensation Conversions

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

         On March 14, 2007, NuVim issued 100,000 shares of common stock to Mr. Kundrat in lieu of the remaining $32,000 remain unpaid on his 2006 executive bonus. He agreed in writing to restrictions on resale placed with the NuVim's transfer agent and the printing of a legend on its certificate. Because of these factors and his relationship to the company, this sale was exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6).

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

         Also in April, NuVim agreed with a communications expert to provide various services for a total of 26,000 shares of common stock. The services have a value of approximately $13,000. He agreed to restrictions on resale placed with the NuVim's transfer agent and the printing of a legend on its certificate. Because of these factors, this sale was exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None in the third quarter 2006

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

(a)   Current Reports on Form 8-K:  Filed on March 12, 2007 reporting item 3.02.

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

                                             NUVIM, INC.


Date: May 14, 2007                           By:   /s/ RICHARD P. KUNDRAT
                                                   -----------------------------
                                                   Richard P. Kundrat
                                                   Chief Executive Officer and
                                                   Chairman of the Board
                                                   (Principal Executive Officer)


Date: May 14, 2007                           By:   /s/ RICHARD P. KUNDRAT
                                                   -----------------------------
                                                   Richard P. Kundrat
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                    Accounting Officer)