Form 10QSB
period 2007-06-30
NUVIM INC
filed 2007-08-14
CIK 1170652

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ECHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

                                       or

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

At August 13, 2007, 14,604,782 shares of the registrant's Common Stock, par value $0.00001 per share, were outstanding.

Transitional Small Business Disclosure Format: Yes [ ]   No [X]

================================================================================

                                   NUVIM, INC.

                         QUARTERLY REPORT ON FORM 10-QSB

                      QUARTERLY PERIOD ENDED JUNE 30, 2007

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
Balance Sheet -June 30, 2007 (Unaudited)                                                                  3
Statements of Operations - For the three and six months ended June 30, 2007 and 2006 (Unaudited)          4
Statement of Changes in Stockholders' Deficit for the six months ended June 30, 2007 (Unaudited)          5
Statements of Cash Flows for the six months ended June 30, 2007 and 2006 (Unaudited)                      6
Notes to Financial Statements (Unaudited)                                                                 7
Item 2. Management's Discussion and Analysis or Plan of Operation                                        17
Item 3. Controls and Procedures                                                                          33

PART II - OTHER INFORMATION
Item 1. Legal Proceedings                                                                                34
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                                      34
Item 3. Defaults upon Senior Securities                                                                  34
Item 4. Submission of Matters to a Vote of Security Holders                                              35
Item 5. Other Information                                                                                35
Item 6. Exhibits and Reports on Form 8-K                                                                 35
Signatures                                                                                               36

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   NUVIM, INC.
                                 BALANCE SHEETS

                                                                         JUNE 30, 2007
                                                                         -------------
                                                                          (Unaudited)
                                      ASSETS

Current Assets:
   Cash and cash equivalents                                             $     151,880
   Accounts receivable, net                                                     12,267
   Inventory                                                                   186,021
   Prepaid expenses and other current assets                                   107,392
                                                                         -------------
      Total Current Assets                                                     457,560
                                                                         -------------
Equipment and furniture, net                                                       146
Deferred offering cost                                                          57,025
Deposits and other assets                                                        8,147
Distribution rights                                                             90,400
                                                                         -------------
      TOTAL ASSETS                                                       $     613,278
                                                                         =============
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Current portion of accounts payable                                   $     304,251
   Accrued expenses                                                            146,577
   Accrued compensation                                                        305,244
   Rescinded series B offering payable                                          18,920
                                                                         -------------
      TOTAL CURRENT LIABILITIES                                                774,992
Other Liabilities:
  Accounts payable, net of current portion                                     224,429
  Senior notes payable - related parties, net of
  unamortized discount of $27,867 at June 30, 2007                             472,133
  Accrued interest - senior notes payable - related parties                    189,160
  Stockholder loans - subordinated covertable promissory notes                 150,000
  Accrued interest stockholder loans                                            27,770
  Other notes payable, net of unamortized discount of $6,800 at
  June 30, 2007                                                                113,200
   Accrued Interest - other notes payable                                       30,717
                                                                         -------------
      TOTAL OTHER LIABILITIES                                                1,207,409
                                                                         -------------

TOTAL LIABILITIES                                                            1,982,401

Commitments and Contingencies

Stockholders' Deficit:
   Common Stock, 120,000,000 shares authorized, $.00001
par value, 14,532,782 shares issued and outstanding at June 30, 2007               145
   Additional paid-in capital                                               21,613,115
   Accumulated deficit                                                     (22,982,383)
                                                                         -------------
Total Stockholders' Deficit                                                 (1,369,123)
                                                                         -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                              $     613,278
                                                                         =============

    The notes to financial statements are an integral part of this statement.

                                   NUVIM, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               THREE MONTHS ENDED          SIX MONTHS ENDED
                                                    JUNE 30,                    JUNE 30,
                                           -------------------------   -------------------------
                                              2006          2007           2006         2007
                                           -----------   -----------   -----------   -----------
Gross sales                                $   327,079   $   347,170   $   598,152   $   675,303
Less: discounts, allowances and
  promotional payments                          21,707       114,924       116,559       202,235
                                           -----------   -----------   -----------   -----------
Net sales                                      305,372       232,246       481,593       473,068
Cost of sales                                  187,969       224,592       309,200       393,537
                                           -----------   -----------   -----------   -----------
Gross profit                                   117,403         7,654       172,393        79,531

Selling, general and administrative
  expenses                                     491,399       677,381     1,004,072     1,009,791
                                           -----------   -----------   -----------   -----------
Loss from operations                          (373,996)     (669,727)     (831,679)     (930,260)

Other Income (Expense):
  Interest expense                             (36,473)      (20,974)      (73,538)      (41,624)
  Interest income                                    0             0            45
  Gain on forgiveness of A/P                     8,803        13,521         8,803        13,521
                                           -----------   -----------   -----------   -----------
    Total other income (expense) - net         (27,670)       (7,453)      (64,690)      (28,103)
                                           -----------   -----------   -----------   -----------
Net loss before income tax benefit            (401,666)     (677,180)     (896,369)     (958,363)
Income tax (expense) benefit                      (200)            -          (200)            -
                                           -----------   -----------   -----------   -----------
Net loss                                   ($  401,866)  ($  677,180)  ($  896,569)  ($  958,363)
                                           ===========   ===========   ===========   ===========

Basic and diluted loss per share           ($     0.04)  ($     0.05)  ($     0.13)  ($     0.07)
                                           ===========   ===========   ===========   ===========
Weighted average number of common
shares outstanding - basic and diluted       9,209,259    14,532,782     7,131,769    13,517,338

    The notes to financial statements are an integral part of this statement.

                                   NUVIM, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                     FOR THE SIX MONTHS ENDED June 30, 2007
                                   (Unaudited)

                                                                             Additional                      Total
                                           Common Stock                       Paid-In     Accumulated     Shareholders'
                                              Shares          Amount          Capital        Deficit        Deficit
                                           ------------    ------------    ------------   ------------    --------------
Balance at December 31, 2006                 11,622,867    $        116    $ 20,489,672   ($22,024,020)   ($   1,534,232)

Stock sold to accredited investors, net       1,533,333              15         419,185                          419,200
Stock issued for accrued compensation           172,915               2          46,581                           46,583
Stock issued for services                       205,000               2          36,098                           36,100
Employee stock based compensation                                                14,275                           14,275
Net Loss                                                                                      (281,183)         (281,183)
                                           ------------    ------------    ------------   ------------    --------------
Balance at March 31, 2007                    13,534,115             135      21,005,811   ( 22,305,203)   (    1,299,257)

Stock sold to accredited investors, net         972,667              10         264,610                          264,620
Stock issued for services                        26,000               0          13,000                           13,000
Employee stock based compensation                                               329,694                          329,694
Net Loss                                                                                      (677,180)         (677,180)
                                           ------------    ------------    ------------   ------------    --------------
Balance at June 30, 2007                     14,532,782    $        145    $ 21,613,115   ($22,982,383)   ($   1,369,123)
                                           ============    ============    ============   ============    ==============

    The notes to financial statements are an integral part of this statement.

                                   NUVIM, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED June 30, 2006 AND 2007
                                   (Unaudited)

                                                          2006         2007
                                                       ----------   ----------
Cash Flow From Operating Activities:
  Net loss                                             ($ 896,569)  ($ 958,363)
  Adjustment to reconcile net loss to net cash used
in operating activities:
  Depreciation                                                452          452
  Amortization of debt discount on notes payable           14,029       10,500
  Stock issued for services                               201,985       49,100
  Employee stock based compensation                        65,000      343,969
  Stock issued for compensation                                         46,583
  Gain on forgiveness of accounts payable                  (8,803)     (13,521)
  Provision for sales returns                             116,559      106,977

Changes in Operating Assets and Liabilities:
  Accounts receivable                                    (150,642)     (63,417)
  Inventory                                               (47,080)     (19,092)
  Prepaid expenses and other current assets               (84,118)      83,661
  Accounts payable                                        (45,450)    (201,261)

  Accrued expenses                                       (167,871)      26,980
  Accrued compensation                                    188,655      (30,780)
  Accrued interest                                         45,610       30,800
                                                       ----------   ----------
       Net Cash Used in Operating Activities             (768,243)    (587,412)
                                                       ----------   ----------

Cash Flow From Financing Activities:
  Payment of notes payable                                 (6,000)
  Net proceeds from issuance of common stock              533,875      683,820
                                                       ----------   ----------
     Net Cash Provided by Financing Activities            527,875      683,820
                                                       ----------   ----------

(Decrease) Increase in Cash and Cash Equivalents         (240,368)      96,408
Cash and Cash Equivalents at Beginning of Period.         270,468       55,472
                                                       ----------   ----------
Cash and Cash Equivalents at End of Period.            $   30,100   $  151,880
                                                       ==========   ==========

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

B.    Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred net losses of $677,180 and $401,866 for the three months ended June 30, 2007 and 2006, and $958,363 and $896,569 for the six months ended June 30 2007 and 2006, respectively. Management also expects operating losses to continue in 2007. The Company's continued existence is dependent upon its ability to secure adequate financing to fund future operations and commence profitable operations. To date, the Company has supported its activities through equity investments, the sale of common stock, and a line of credit through a bank of $50,000 of which there is currently none used. During 2006, the Company addressed these concerns by selling common stock to raise approximately $534,000, settling approximately $274,000 of principal and interest on note and supplier debt with common stock, and issuing stock worth approximately $266,000 to secure services. In addition, during 2006 the Company negotiated extended terms on approximately $987,000 of notes payable, stockholder loans, and accrued interest until January 2009. During 2007, the Company has raised approximately $684,000, net of fees, through sales of common stock.

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

C.    BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited interim consolidated financial statements as of June 30, 2006 and 2007 reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of its financial position as of June 30, 2007 and as of the result of its consolidated operations and its consolidated cash flows for the periods ended June 30, 2006 and 2007.

The Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2007 are not necessarily indicative of results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Current Report on Form 10KSB for the year ended December 31, 2006.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

A.    Net Loss Per Share

Basic loss per share has been calculated using the weighted average number of common shares outstanding in accordance with FASB 128 "Earnings Per Share." All potentially dilutive securities, including options, convertible notes, convertible preferred stock and warrants have been excluded as common stock equivalents and diluted loss per share has not been presented as such securities are antidilutive due to the Company's net loss for all periods presented. At June 30, 2007, the Company had warrants to purchase 7,522,514 shares of common stock and employee stock options to purchase 3,646,147 shares of common stock outstanding, respectively, which are not included in the calculation.

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

Sales to four customers during the six months ended June 30, 2006 approximated 45% and 13% and 37% and 14% of sales, respectively. Sales to two customers during the six months ended June 30, 2007, and one customer for the three months ended June 30, 2007, approximated 45% and 13% and 54% of sales, respectively. A loss to one of these customers could have a significant adverse effect on the Company's results of operations

Accounts receivable from two customers at June 30, 2006 approximated 52% and 18%, and three customers at June 30, 2007 approximated 25%, 17% and 11% of accounts receivable, respectively.

One outside vendor manufactured all of the Company's finished goods. During the three months ended June 30, 2006 and 2007, manufacturing costs of approximately $48,000 and $71,000 were incurred at this vendor. During the six months ended June 30, 2006 and 2007, manufacturing costs of approximately $85,000 and $135,000 were incurred at this vendor. Approximately $8,000 was due to this vendor at June 30, 2007.

C.    Reclassifications

Certain  reclassifications  were made to the  presentation of the 2006 financial
statements  in  order  to  conform  to  the  2007  financial  statements.   Such
reclassifications had no effect on the prior year's results of operations.

D.    Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R (revised 2004), "Share-Based Payment" which revised Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation" This statement supersedes Opinion No. 25, "Accounting for Stock Issued to Employees." The statement addresses the accounting for share-based payment transactions with employees, eliminates the ability to account for share-based compensation transactions using the intrinsic value method pursuant to APB 25 and requires that the compensation costs relating to such transactions be recognized at fair value in the statement of operations. The revised statement has been implemented by the Company effective January 1, 2006. The Company continued to account for stock awards issued to non-employees under the fair value method as described in EITF 96-18 "Accounting for Equity Investments that are issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services." The Company recorded $14,275 and $343,969 in expense related to stock options for the three and six months ended June 30, 2007.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value option for Financial Asset and Financial Liabilities - Including an Amendment of FASB Statement No. 115" which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to chose to measure specific financial instruments and other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact on this statement.

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

At the end of the first quarter of 2007, NuVim received $300,000 from Julius Baer Multistock SICAV US Stock Fund, a European Institutional Investor to purchase 1,000,000 shares of common stock at a price of $.30 per share. NuVim paid a commission of $30,000 to Continental Advisors SA in connection with this sale. In addition, Continental Advisors SA received approximately $9,000 for its expenses.

During April 2007, NuVim issued a total of 972,667 shares of common stock to unrelated accredited investors for gross proceeds of approximately $291,800 or $.30 per share. Commissions and fees of approximately $27,000 were paid in connection with this sale. The investors agreed in writing to restrictions on resale placed with the NuVim's transfer agent and the printing of a legend on its certificate. Because of these factors, this sale was exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6).

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

E.    Stock Option Plan

In March 2007, the Board of Directors approved the 2007 Incentive Stock Option Plan for the benefit of its officers, employees and consultants. The plan authorizes the grant of 2,000,000 shares of common stock. The plan became effective upon approval of shareholders at the Company's annual meeting in May of 2007. On May 17, 2007 the Company issued approximately options to purchase 1,050,000 shares of common stock at prices ranging from $0.40 to $0.44 per share to officers, Directors, employees and advisors to the Company.

NOTE 4 - INCOME TAXES

Based on the Company's operating losses, no provision for income taxes has been provided for the three and six months ended June 30, 2006 and 2007.

NOTE 5 - SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

                                 Six Months Ended
                                     June 30,
                                ------------------
                                  2006       2007
                                --------  --------

Interest paid                   $  1,625  $      -

NOTE 6 - COMMITMENTS

A.    Royalty, License and Supply Agreement - Related Party

In March 2000 and amended in May 2004, the Company entered into an agreement for the exclusive licensing rights, in specific territories, to produce and market certain beverage products, patented and trademarked by SMBI. The agreement was for a term of 10 years commencing on the date of the amendment, May 2004, and provided for royalties of between 1% and 2% of net sales for the duration of the agreement. The exclusive licensing agreement could be cancelled by SMBI if the Company does not meet its annual purchasing commitment under the supply agreement (see below), in which case, SMBI agrees to negotiate in good faith for a non-exclusive supply agreement.

In January 2000 and amended in May 2004, the Company entered into a supply agreement with SMBI for the purchase of SMBI's proprietary immune whey protein concentrate. The agreement is for a term of 10 years, commencing on the date of amendment, May 2004.

The license and supply agreements were subject to the Company maintaining minimum purchases of SMBI's proprietary immune whey protein concentrate. In April of 2007 the Company and SMBI agreed to terminate the license and supply agreements. In April 2007 the Company made a final payment of $29,000 under the agreement and no further amounts are due under the agreement.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

Included in selling, general and administrative expenses are salaries to immediate family members of an executive officer of the Company of approximately $9,000 and $12,000 for the three months ended June 30, 2006 and 2007, and $18,000 and $24,000 for the six months ended June 30, 2006 and 2007, respectively.

NOTE 8 - SUBSEQUENT EVENTS

Only July 12, 2007, NuVim issued 72,000 shares of common stock to its consultant, James Schnorf, for services to be rendered having a value of $18,000.

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

OVERVIEW

         We  produce,   market,   and  distribute   NuVim(R)   beverage  dietary
supplements in Ready-to-drink and powder mix forms. NuVim utilizes the micronutrient NutraFlora(R), minerals, vitamins and whey protein to provide important health benefits to its consumers. Whey protein, NuVim(R)'s largest ingredient, other than water, enhances physical performance, enhances cardiovascular health, and promotes well being. NutraFlora(R) is uniquely capable of promoting health by supporting the growth of beneficial (probiotic) bacteria which in turn provide health benefits such as improved calcium and mineral absorption for better bone health and a strong immune system. Studies also show that NutraFlora(R) helps improves digestive functions, contributes to a healthy cholesterol, and metabolism. In addition NuVim contains 100% of vitamin C, E, B12, and Zinc and 30% vitamin A of the recommended daily requirement. NuVim products contain no fat, cholesterol, lactose, caffeine, artificial flavors or high fructose corn syrup. As we move forward each year, we try to discover additional ingredients that can deliver health benefits and not compromise the NuVim great taste to help us make NuVim the best thing you can drink.

         We focus on developing the NuVim(R) brand through a mix of advertising and promotional programs that build consumer awareness, trial and repeat purchases. The marketing consists of television advertising newspaper advertising/advertorials, product sampling, coupon distribution, promotional price discounts, and a newly formed consumer NuVim(R) e-mail health newsletter that is distributed to consumers throughout the US every three weeks. NutraFlora(R) through their public relations firm is also developing and airing news segments that include the NuVim(R) health benefits. These marketing expenditures are essential to build the NuVim(R) brand. We continue to test various ways to find the most cost efficient means to use our marketing funds to increase consumer awareness, trial and repeat purchases. We believe that these advertising and promotional activities are critical to the long term growth of our business and expect to continue these programs in the future.

         We have distributed our refrigerated beverages since the year 2000 and are in approximately 2,100 Supermarkets in the Eastern United States. In 2002 company revenues were $3.5 million. However, we eliminated most advertising and marketing support for our product in the second half of 2002 due to a lack of funding. We recapitalized our company in June 2005 through the conversion of approximately $7.7 million of debt into common stock and an initial public offering of our common stock and in essence restarted the company. Since that time we have concentrated our limited financial resources on developing and supporting distribution opportunities that we believe will provide the greatest profitable sales expansion potential. We continue to test with high potential retailers like Wal-Mart, Kroger, regional supermarket chains and will find other avenues of high volume and profitable business like the military, schools, colleges and hospital groups. We do not expect that all of these tests will culminate in success, but will pursue each one in the best efficient manner to determine their viability. Additional funds raised in the first months of 2007 will help achieve these goals.

         We also developed a powder version of our product to be sold through direct distribution such as the internet as well as retail outlets. Sales of the product to date have not been material. We have begun a test program selling the powder in GNC stores in the Tampa Bay area. Initial results have shown poor execution by the GNC retailer at both the company owned and franchise stores.

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

         Our focus is to push forward in six areas: Increase the sales per store in existing Wal-Mart supercenters and increase the number of Wal-Mart distribution centers stocking the NuVim(R) 64 ounce size; support the testing begun in the first quarter of 2007 with Kroger, the second largest US retailer; introduce a shelf stable 12 ounce in three varieties for the 1,500 independent shelf stable US distributors that service the nearly 700,000 points of distribution in the away from home consumption markets like schools, colleges, cafeterias, delis, hospitals, convenience stores and other food service businesses.; increase sales of the newly introduced powder version in three varieties through the internet, retail sales, and fund raising programs with non-profit organizations; increase profitable sales to current and new supermarkets; and introduce NuVim to the military commissaries and troop feeding. We continue to talk with other companies that provide synergy for a possible merger opportunity and now that the shelf stable products are closer to introduction we are reviewing export sales.

         In 2006 we launched an equity funded print news media campaign to educate consumers about the benefits of NuVim(R) and create market awareness for our product. The media program will continue into the fourth quarter of 2007 or until the contracted amount of the newspaper features has been completed.

         We have produced a 30 second television commercial for the refrigerated products, a 60 second television commercial for the powder product and a 5 minute powder infomercial for the product and plan to air these commercials 2,000 times through Platinum Television Group. Both the 30 second and 60 second commercials are aired monthly on selected programs in several markets each month. These airing of the commercials are part of the equity deal that we made with PTG previously.

         In late 2003 we began a test program with a single Wal-Mart supercenter. In late 2004 the test was expanded to one Wal-Mart distribution center, covering 43 supercenters and then a further expansion in late 2005 to two additional distribution centers that covered most of the Wal-Mart supercenters in the State of Florida. In April 2006, we increased our distribution to two more Wal-Mart distribution centers and in the third quarter of 2006 one more distribution center was added. We now serve almost 300 supercenters and seven distribution centers in 6 states. Same store sales for Wal-Mart from February through June were up 85%. Wal-Mart sales are tracked from their system starting in February because that is the beginning of their fiscal year.

SALES RESULTS

         The table set forth below discloses selected data regarding sales for the quarter and the half year ended June 30, 2007 and 2006. The data is not necessarily indicative of continuing trends.

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

UNIT CASE VOLUME/CASE SALES

                              THREE MONTHS ENDED          SIX MONTHS ENDED
                                    JUNE 30,                  JUNE 30,
                            -----------------------   -----------------------
                               2006         2007         2006         2007
                            ----------   ----------   ----------   ----------
Gross Cases Sold                17,785       19,037       32,532       36,643
Gross Sales                 $  327,079   $  347,170      598,152      675,303
Net Sales                   $  305,372   $  232,246      481,593      473,068

         Case shipments of our refrigerated product increased by 4,111 and 1,252 or 11 % and 7%, respectively, during the first half and second quarter of 2007 compared with the same periods in the prior year. The reasons for the six month changes were increases in Wal-Mart same store sales of 90% and increases to Wal-Mart distribution centers of 48% an increase of 22% at Shoprite the largest supermarket chain in New York, an increase at Giant, largest account in Harrisburg of 16%, and increase with the largest chain in Pittsburgh Giant Eagle of 12% and even sales at Acme Philadelphia. Off setting the increases were reductions in sales to accounts that have proven unprofitable and a reduction in the Wal-Mart distribution center and store inventory to approximately 1.6 weeks at both store level and distribution centers. This reduction of 47% at the distribution centers and 11% at store level helps Wal-Mart control their costs and assist in keeping the freshest product on the shelf. Even though same store retail sales increased by 90%, NuVim cases sold to the distribution centers were lessened due to the 47% warehouse reduction in inventory.
         .
RESULTS OF OPERATIONS

Results of operations for the three months ended June 30, 2007 compared to the three months ended June 30, 2006

         Gross Sales. For the three months ended June 30, 2007, gross sales were $347,170, an increase of $20,091 or 6% over gross sales of $327,079 for the three months ended June 30, 2006. The increase in gross sales is primarily attributable to the increase in Wal-Mart sales and selected other accounts as stated above.

         Discounts, Allowances and Promotional Payments. For the three months ended June 30, 2007, promotional allowances and discounts were $114,924, an increase of $93,217 from the promotional allowances and discounts of 21,707 for the three months ended June 30, 2006. This increase is primarily attributable to higher promotional monies spent against price discounts to attract new customers to the NuVim franchise during the quarter when juice product prices had an escalation in retail prices due to the juice manufacturing issues in California and Florida. We expect that we gained new users that hopefully have broadened the base of regular NuVim users.

         We record the price reductions, which are reimbursed by us to the retailers, in accordance with Financial Accounting Standards Board Emerging Issues Task Force, No. 01-09, Accounting for Consideration Given by a Vendor to a Customer. We expect to continue to use price promotions and coupon distribution selectively as a means to promote consumer sampling and trial of our product into the foreseeable future. Total Discounts, Allowances and Promotional payments as a percentage of gross sales increased from 7% for the three months ended June 30, 2006 to 33% for the three months ended June 30, 2007.

                                                                       THREE MONTHS ENDED         INCREASE
                                                                            JUNE 30,             (DECREASE)    PERCENTAGE
                                                                  -------------------------------------------------------
                                                                      2007           2006
                                                                  ------------   ------------
Discounts for timely payment                                      $      2,719   $      3,629   $       (910)        (25)%
Product returned after its expiration date                              29,675          6,029         23,646          392%
Promotional price allowances, coupons  and other incentives             80,203         11,197         69,006          616%
Slotting fees                                                            2,327            852          1,475          173%
                                                                  ------------   ------------   ------------   ----------
Total Discounts, Allowances and Promotional Payments              $    114,924   $     21,707   $     93,217          429%
                                                                  ============   ============   ============   ==========

         Net Sales. Net sales for the three months ended June 30, 2007 were $232,246, a decrease of $73,126, or 24% below net sales of $305,372 for the three months ended June 30, 2006. The decrease in net sales is primarily attributable to the increase in promotional spending in an attempt to gain more consumer trials during this period of higher orange juice and other juice product retail prices as discussed above. According to the acceptable accounting practices the marketing expenditures related to discounting the price to the consumer including special price promotions and coupon expenses must be reduced from gross sales to determine net sales.

         Cost of Sales. For the three months ended June 30, 2007, cost of sales was $224,592, an increase of $36,623, or 19% higher than cost of sales of $187,969 for the three months ended June 30, 2006. Cost of sales as a percentage of gross sales increased due to the case sales increase and excluding the powder costs which are stated at inventory cost versus replacement cost the second quarter costs were the same on a per case basis as the first quarter. Cost of sales includes approximately $23,000 of expense related to NuVim powder product that was used for sampling purposes and generated little or no revenue.

         Gross Profit. Gross profit was $7,654 for the three months ended June 30, 2007, a decrease of $109,749 from the gross profit of $117,403 for the three months ended June 30, 2006. Gross profit as a percentage of gross sales was 2.2% for the three months ended June 30, 2007 compared to 35.8% for the three months ended June 30, 2006. The decrease in gross profit as a percentage of gross sales was primarily due to increase in promotion price reductions to the consumer to help build consumer trial at the feature pricing versus other products in the juice section and sampling costs related to the powder product. Without the unusual, one-time powder promotion expense, the Gross Profit would have been about $30,000.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were $677,381 for the three months ended June 30, 2007, an increase of $185,982, or 38% from selling, general and administrative expenses of $491,399 for the three months ended June 30, 2006. The increase is entirely attributable to non cash compensation expense of $330,000 related to stock options issued in the three months ended June 30, 2007. Selling, general and administrative expenses exceeded net sales in both periods as we increased sampling, and advertising to help build the long term franchise. Administrative cost decreased by $145,279 or 36% versus first quarter 2006.

         Loss from Operations. Loss from operations was $669,727 for the three months ended June 30, 2007 compared to $373,996 for the three months ended June 30, 2006. The increase is due to non cash compensation expense of $330,000 related to stock options issued in the three months ended June 30, 2007.

         Interest Expense. Interest expense was $20,974 for the three months ended June 30, 2007; a decrease of $15,499, or 43%, from interest expense of $36,473 for the three months ended June 30, 2006. The decrease in interest expense is primarily attributable to the retirement of indebtedness.

         Net Loss. Net loss was $677,180 for the three months ended June 30, 2007 compared to $401,866 for the three months ended June 30, 2006. The $275,314 increase in net loss was primarily attributable to increase in non cash compensation expense, (stock option expense) despite the lower administrative costs, elimination of royalty payments, decrease in distribution and reclaim costs and lower interest expense.

Results of operations for the six months ended June 30, 2007 compared to the six months ended June 30, 2006

         Gross Sales. For the six months ended June 30, 2007, gross sales were $675,303, an increase of $77,151, or 13% higher than gross sales of $598,152 for the six months ended June 30, 2006. The increase in gross sales for six months is primarily attributable the increases at Wal-Mart, Shoprite, Giant , Giant Eagle and new sales at Kroger and GNC. The first six months of 2006 was the best performance in several years and we managed to beat that by 13%.

         Discounts, Allowances and Promotional Payments. For the six months ended June 30, 2007, promotional allowances and discounts were $202,235, an increase of $85,676 or 74%, from the promotional allowances and discounts of $116,559 for the six months ended June 30, 2006. This increase is primarily attributable to higher feature activity to gain consumer trial at discounted feature pricing while juice and juice related pricing was at their highest in several years. We record the price reductions, which are reimbursed by us to the retailers, in accordance with Financial Accounting Standards Board Emerging Issues Task Force, No. 01-09, Accounting for Consideration Given by a Vendor to a Customer. We expect to continue to use price promotions and coupon distribution selectively as a means to promote consumer sampling and trial of our product into the foreseeable future. Product returned after its expiration date increased despite the higher sales volume discussed above.

                                                                       SIX MONTHS ENDED           INCREASE
                                                                            JUNE 30,             (DECREASE)    PERCENTAGE
                                                                  -------------------------------------------------------
                                                                      2007           2006
                                                                  ------------   ------------
Discounts for timely payment                                      $      5,215   $      9,523   $     (4,308)         (45)%
Product returned after its expiration date                              59,486         65,110         (5,624)          (9)%
Promotional price allowances, coupons and other incentives             133,533         41,073         92,460          225%
Slotting fees                                                            4,000            853          3,147          368%
                                                                  ------------   ------------   ------------   -----------
Total Discounts, Allowances and Promotional Payments              $    202,235   $    116,559   $     85,676           74%
                                                                  ============   ============   ============   ===========


         Net Sales. Net sales for the six months ended June 30, 2007 were $473,068, a decrease of $8,525, or 1.7% lower than net sales of $481,593 for the six months ended June 30, 2006. The decrease in net sales is primarily attributable to the increase in discount feature activity discussed above.

         Cost of Sales. For the six months ended June 30, 2007, cost of sales was $393,537, an increase of $84,337, or 27% higher than cost of sales of $309,200 for the six months ended June 30, 2006. Cost of sales as a percentage of gross sales increased to 58% for the six months ended June 30, 2007, compared to 52% for the six months ended June 30, 2006. The increase in cost of sales as a percentage of gross sales was primarily the result of higher price discount allowances. Cost of sales includes approximately $23,000 of expense related to NuVim powder product that was used for sampling purposes and generated little or no revenue.

         Gross Profit. Gross profit was $79,531 for the six months ended June 30, 2007, a decrease of $92,862 from the $172,393 gross profit for the six months ended June 30, 2006. Gross profit as a percentage of gross sales was 12% for the six months ended June 30, 2007 compared to the gross profit of approximately 29% for the six months ended June 30, 2006. The decrease in gross profit as a percentage of gross sales was primarily due to the higher price discounts and promotional allowances and sampling costs related to the powder product. Without the unusual, one-time powder promotion expense, the Gross Profit would have been about $110,000.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1,009,791 for the six months ended June 30, 2007, an increase of $5,719, or 1% from selling, general and administrative expenses of $1,004,072 for the six months ended June 30, 2006. Selling, general and administrative expenses for the six months ended June 30, 2007 include non cash compensation expense of approximately $344,000 related to stock options issued during the period. Selling, general and administrative expenses exceeded net sales in both periods as we are still in an early stage of our development and have not achieved sales volumes sufficient to generate net sales in excess of our selling, general and administrative expenses.

         Loss from Operations. Loss from operations was $930,260 for the six months ended June 30, 2007 compared to $831,679 for the six months ended June 30, 2006. The $98,581 increase in loss from operations was primarily attributable to the lower gross profit and higher selling, general and administrative expenses described above. The increase is primarily due to $330,000 of option expense not reflected in the comparable period for last year.

         Interest Expense. Interest expense was $41,624 for the six months ended June 30, 2007; a decrease of 31,914, or 44%, from interest expense of $73,538 for the six months ended June 30, 2006. The decrease in interest expense is primarily attributable to the retirement of indebtedness.

         Net Loss. Net loss was $958,363 for the six months ended June 30, 2007 compared to $896,569 for the six months ended June 30, 2006. The $61,794 increase in net loss was primarily attributable to the factors discussed above. Without the option expense, the net loss would have been cut by about $270,000.

LIQUIDITY AND CAPITAL RESOURCES

         Our operations to date have generated significant operating losses that have been funded through the issuance of common stock and external borrowings. We will require additional sources of outside capital to continue our operations.

         Through April 30 2007, NuVim has raised a net of approximately $684,000 in new working capital through the sale of common stock and has obtained services valued at approximately $49,000 in exchange for its common stock.

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

         Net cash used in operating activities for the six months ended June 30, 2007 was $587,412, compared to cash used in operating activities of $768,243 during the same period in 2006. The decrease in cash used by operating activities during the first six months of 2007 was primarily attributable to lower loss before non cash compensation costs.

         Cash from financing activities primarily represents net proceeds from the sale of common stock of $683,820 and $533,875 for the six months ended June 30, 2007 and 2006, respectively.

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

         OFF-BALANCE SHEET TRANSACTIONS

         At June 30, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

         During the first six months of 2007, NuVim raised a net total of $684,000 from European Institutional and United States accredited investors and obtained an additional about $49,000 of services in exchange for common stock.

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

OUR AUDITORS HAVE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         In their report in connection with our 2006 financial statements, our auditors included an explanatory paragraph stating that, because we have incurred net losses and have a net capital deficiency for the years ended December 31, 2005 and 2006, and as of June 30, 2007 our continued existence will depend in large part upon our ability to successfully secure additional financing to fund future operations. Our initial public offering was not sufficient to completely alleviate these concerns; the proceeds have been adequate to fund operations to date, but we will need to raise additional funding to continue operations. If we are not able to achieve positive cash flow from operations or to secure additional financing as needed, we will continue to experience the risk that we will not be able to continue as a going concern.

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

         We have not had sufficient capital to operate our business for approximately three years, and as a result, we have negotiated extended payment terms on approximately $770,000 of notes payable which are due and payable upon receipt of additional financing.

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

WE HAVE A HISTORY OF LOSSES AND WE EXPECT TO CONTINUE TO OPERATE AT A LOSS FOR THE FORESEEABLE FUTURE.

         Since our inception in 1999, we have incurred net losses in every year, including net losses of $2,396,902 for the year ended December 31, 2005, $1,778,959 for the year ended December 31, 2006 and $677,180 and $958,363 for the three and six months, respectively, ended June 30, 2007. We had a working capital deficit of $317,432 at June 30, 2007 as compared with $506,292 as of December 31, 2006 and have negative cash flows from operations. As a result of ongoing operating losses, we also had an accumulated deficit of $22,982,383 and a stockholders' deficit of $1,369,123 at the end of the second quarter. We expect to incur losses until at least through 2007 and may never become profitable. We also expect that our expenses will increase substantially for the foreseeable future as we seek to expand our product line and sales and distribution network, implement internal systems and infrastructure and comply with the legal, accounting and corporate governance requirements imposed upon public companies. These ongoing financial losses may adversely affect our stock price.

OUR  CONTINUED  PROGRESS  DEPENDS OF  CONSUMER  ACCEPTANCE  OF THE  REFORMULATED
BEVERAGE

         In the second quarter of 2007, NuVim introduced a reformulated beverage and began producing it at a new plant. Although the new formulation maintains the same taste, reduces calories per serving from 70 to 45, eliminates High Fructose Corn Syrup, as an ingredient, and introduces NutraFlora(R) an active ingredient with more, and more recent, clinical support for its improvement of mineral absorption, particularly the calcium and magnesium necessary for bone strength, reinforcing the immune system, our consumers may not all continue to enjoy the NuVim(R) beverages and new customers attracted by the reduced sugar and calories and the improved health benefits may not replace all the old customers lost because of the changes.

OUR BUSINESS DEPENDS ON THE ACCEPTANCE OF OUR PRODUCTS IN BOTH EXISTING AND NEW MARKETING AREAS.

         We intend to expand into new geographic areas and broaden our product offerings to generate additional sales. Our refrigerated beverage products are currently available from southern Connecticut to Miami and as far West as Pittsburgh including such supermarket chains as ShopRite, Pathmark, A&P, Gristedes, Food Emporium, Walbaums, Acme Giant, Giant Eagle, Publix, Kroger and Wal-Mart. Although marketing funds have been limited we have been able to maintain distribution due to our loyal consumer base who have felt the NuVim difference and continue to buy NuVim on a regular basis. The supermarket chain accounts see NuVim as a one of a kind product that offers the consumer a healthily choice to high sugar and high caffeine carbonated and non- carbonated beverages. We do not know whether the level of market acceptance we have received in our current markets for our products will be matched or exceeded in the geographic locations we are newly serving or in other areas of the country as we expand our distribution in the future. We also will need to raise additional financing to support this expansion.

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

ITEM 3. CONTROLS AND PROCEDURES.

         The Mr. Kundrat, NuVim's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange
Act) means controls and other procedures of a company that are designed to ensure that this information is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

         NuVim maintains certain internal controls over financial reporting that are appropriate, consistent with cost-benefit considerations, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. No changes effecting NuVim's internal controls occurred during the first half of 2007.

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

Also in April, Montalcino, S.A., a Luxemburg based mutual fund, purchased 100,000 shares for $30,000, a price of $.30 per share. NuVim paid a commission of $3,000 to Continental Advisors SA in connection with this sale. In addition, Continental Advisors SA received $900 for its expenses. The purchaser represented in writing that it was an accredited investor and it agreed in writing to restrictions on resale placed with the NuVim's transfer agent and the printing of a legend on its certificate. Because of these factors, this sale was exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6).

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         On May 9, 2007, NuVim held its Annual Shareholders Meeting. At that meeting, the five incumbent directors, Richard P. Kundrat, Stanley Moger, Calvin Hodock, Peter V. DeCrescenzo, and Doug Scott were all re-elected. Each received 7,013,241 votes while the votes of 5,911 shares were withheld. The shareholders also approved the 2007 Stock Option Plan by a vote of 4,639, 763 in favor and
60.039 opposed.

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

                              NUVIM, INC.

Date: August 14 , 2007        By:   /s/ RICHARD P. KUNDRAT
                                    --------------------------------------------
                                    Richard P. Kundrat
                                    Chief Executive Officer and Chairman of
                                    the Board
                                    (Principal Executive Officer)

Date: August 14 , 2007        By:   /s/ RICHARD P. KUNDRAT
                                    --------------------------------------------
                                    Richard P. Kundrat
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)