Form 10QSB/A
period 2007-06-30
NUVIM INC
filed 2007-09-26
CIK 1170652

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

ITEM 3. CONTROLS AND PROCEDURES.

         The Mr. Kundrat, NuVim's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange
Act) means controls and other procedures of a company that are designed to ensure that this information is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation of its disclosure controls and procedures, the Company's chief executive and the chief financial officer have concluded that, as of June 30, 2007 and as of the date of filing, the controls, and procedures were effective at a reasonable assurance level and will continue to operate as designed.

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

                              NUVIM, INC.

Date: September 26 , 2007     By:   /s/ RICHARD P. KUNDRAT
                                    --------------------------------------------
                                    Richard P. Kundrat
                                    Chief Executive Officer and Chairman of
                                    the Board
                                    (Principal Executive Officer)

Date: September 26 , 2007     By:   /s/ RICHARD P. KUNDRAT
                                    --------------------------------------------
                                    Richard P. Kundrat
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)