Form 10QSB
period 2007-09-30
NUVIM INC
filed 2007-11-14
CIK 1170652

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007

                                       or

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

At November 8, 2007, 14,670,782 shares of the registrant's Common Stock, par value $0.00001 per share, were outstanding.

Transitional Small Business Disclosure Format: Yes [ ]  No [X]

================================================================================

                                   NUVIM, INC.

                         QUARTERLY REPORT ON FORM 10-QSB

                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
Balance Sheet -September 30, 2007 (Unaudited)                                  3
Statements of Operations - For the three and nine months ended
 September 30, 2007 and 2006 (Unaudited)                                       4
Statement of Changes in Stockholders' Deficit for the nine months ended
 September 30, 2007 (Unaudited)                                                5
Statements of Cash Flows for the nine months ended
 September 30, 2007 and 2006 (Unaudited)                                       6
Notes to Financial Statements (Unaudited)                                      7
Item 2. Management's Discussion and Analysis or Plan of Operation             17
Item 3. Controls and Procedures                                               33

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     34
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           34
Item 3. Defaults upon Senior Securities                                       34
Item 4. Submission of Matters to a Vote of Security Holders                   34
Item 5. Other Information                                                     34
Item 6. Exhibits and Reports on Form 8-K                                      34
Signatures                                                                    36

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   NUVIM, INC.
                                 BALANCE SHEETS

                                                                           SEPTEMBER 30,
                                                                               2007
                                                                           -------------
                                                                            (Unaudited)
                                         ASSETS
Current Assets:
   Cash and cash equivalents                                               $           0
   Accounts receivable, net                                                       33,439
   Inventory                                                                     203,054
   Prepaid expenses and other current assets                                     131,093
                                                                           -------------
      Total Current Assets                                                       367,586
                                                                           -------------

Equipment and furniture, net                                                         100
Deposits and other assets                                                          8,147
Distribution rights                                                               90,400
                                                                           -------------
      TOTAL ASSETS                                                         $     466,233
                                                                           =============

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Bank line of credit                                                     $      23,500
   Current portion of accounts payable                                           335,040
   Accrued expenses                                                              204,526
   Accrued compensation                                                          301,449
   Rescinded series B offering payable                                            18,920
                                                                           -------------
      TOTAL CURRENT LIABILITIES                                                  883,435

Other Liabilities:
  Accounts payable, net of current portion                                       212,429
  Senior notes payable - related parties, net of unamortized discount of
   $19,743 at September 30, 2007                                                 480,257
  Accrued interest - senior notes payable - related parties                      199,160
  Stockholder loans - subordinated covertable promissory notes                   150,000
  Accrued interest stockholder loans                                              30,770
  Other notes payable, net of unamortized discount of $5,950 at
   September 30, 2007                                                            114,050
  Accrued Interest - other notes payable                                          33,117
                                                                           -------------
      TOTAL OTHER LIABILITIES                                                  1,219,783
                                                                           -------------

TOTAL LIABILITIES                                                              2,103,218

Commitments and Contingencies

Stockholders' Deficit:
   Common Stock, 120,000,000 shares authorized, $.00001 par value,
    14,640,782 shares issued and outstanding at September 30, 2007                   146
   Additional paid-in capital                                                 21,597,364
   Accumulated deficit                                                       (23,234,495)
                                                                           -------------

Total Stockholders' Deficit                                                   (1,636,985)

                                                                           -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                $     466,233
                                                                           =============

The notes to financial statements are an integral part of this statement.

                                   NUVIM, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                THREE MONTHS ENDED SEPT 30,    NINE MONTHS ENDED SEPT 30,
                                                ---------------------------   ---------------------------
                                                    2006           2007           2006           2007
                                                ------------   ------------   ------------   ------------
Gross sales                                     $    366,804   $    248,818   $    964,956   $    924,121
Less: discounts, allowances and
       promotional payments                          110,141         68,782        226,700        271,017
                                                ------------   ------------   ------------   ------------
Net sales                                            256,663        180,036        738,256        653,104

Cost of sales                                        204,110        108,539        513,310        502,076
                                                ------------   ------------   ------------   ------------
Gross profit                                          52,553         71,497        224,946        151,028

Selling, general and administrative
  expenses                                           605,782        299,235      1,609,854      1,309,026
                                                ------------   ------------   ------------   ------------
Loss from operations                                (553,229)      (227,738)    (1,384,908)    (1,157,998)

Other Income (Expense):
    Interest expense                                 (19,326)       (24,374)       (92,864)       (65,998)
    Interest income                                      (45)             0              0              0
    Gain on forgiveness of Accounts
     Payable                                           7,000              0         15,803         13,521
                                                ------------   ------------   ------------   ------------
        Total other income (expense) - net           (12,371)       (24,374)       (77,061)       (52,477)
                                                ------------   ------------   ------------   ------------
Net loss before income tax benefit                  (565,600)      (252,112)    (1,461,969)    (1,210,475)

Income tax (expense) benefit                               0              0           (200)             -
                                                ------------   ------------   ------------   ------------
Net loss                                        $   (565,600)  $   (252,112)  $ (1,462,169)  $ (1,210,475)
                                                ============   ============   ============   ============

Basic and diluted loss per share                $      (0.05)  $      (0.02)  $      (0.18)  $      (0.09)
                                                ============   ============   ============   ============

Weighted average number of common
 shares outstanding - basic and
 diluted                                          10,584,946     14,604,382      8,282,828     13,893,019

The notes to financial statements are an integral part of these statements.

                                   NUVIM, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
                                   (Unaudited)

                                                   Common Stock             Additional                          Total
                                          -----------------------------      Paid-In        Accumulated      Shareholders'
                                              Shares         Amount          Capital          Deficit          Deficit
                                          -------------   -------------   -------------    -------------    -------------
Balance at December 31, 2006                 11,622,867   $         116   $  20,489,672    $ (22,024,020)   $  (1,534,232)

Stock sold to accredited investors, net       2,506,000              25         683,795                0          683,820
Costs related to sales of stock                       0               0         (57,025)               0          (57,025)
Stock issued for accrued compensation           172,915               2          46,581                0           46,583
Stock issued for services                       339,000               3          76,097                0           76,100
Employee stock based compensation                                               358,244                           358,244
Net Loss                                              0               0               0       (1,210,475)      (1,210,475)
                                          -------------   -------------   -------------    -------------    -------------
Balance at September 30, 2007                14,640,782   $         146   $  21,597,364    $ (23,234,495)   $  (1,636,985)
                                          =============   =============   =============    =============    =============

The notes to financial statements are an integral part of this statement.

                                   NUVIM, INC.
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2007
                                   (Unaudited)

                                                       2006            2007
                                                   ------------    ------------
Cash Flow From Operating Activities:
  Net loss                                         $ (1,462,169)   $ (1,210,475)
  Adjustment to reconcile net loss to net cash
   used in operating activities:
  Depreciation                                              678             498
  Amortization of debt discount on notes payable         14,029          19,474
  Stock issued for services                             204,917          73,800
  Employee stock based compensation                     306,109         358,244
  Stock issued for compensation
  Gain on forgiveness of accounts payable               (15,803)
  Provision for sales returns                           226,700         202,235

Changes in Operating Assets and Liabilities:
  Accounts receivable                                  (266,786)       (179,847)
  Inventory                                               1,467         (36,125)
  Prepaid expenses and other current assets              16,263          59,960
  Accounts payable                                      (60,651)       (193,693)

  Accrued expenses                                     (170,371)        108,429
  Accrued compensation                                  303,330          12,008
  Accrued interest                                       62,010          46,200

                                                   ------------    ------------
       Net Cash Used in Operating Activities           (840,277)       (739,292)
                                                   ------------    ------------

Cash Flow From Financing Activities:
  Payment of notes payable                               (6,000)
  Related party advance                                  30,000
  Bank borrowings                                        51,200
  Net proceeds from issuance of common stock            503,875         683,820
                                                   ------------    ------------
     Net Cash Provided by Financing Activities          579,075         683,820
                                                   ------------    ------------


(Decrease) Increase in Cash and Cash Equivalents       (261,202)        (55,472)
Cash and Cash Equivalents at Beginning of Year          270,468          55,472
                                                   ------------    ------------
Cash and Cash Equivalents at End of Year           $      9,266    $          0
                                                   ------------    ------------

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

B. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred net losses of $252,112 and $565,600 for the three months ended September 30, 2007 and 2006, and $1,210,475 and $1,462,969 for the nine months ended September 30 2007 and 2006, respectively. Management also expects operating losses to continue in 2007. The Company's continued existence is dependent upon its ability to secure adequate financing to fund future operations and commence profitable operations. To date, the Company has supported its activities through equity investments, the sale of common stock, and a line of credit through a bank of $50,000 of which approx $24,000 is outstanding at Sept. 30, 2007. During 2006, the Company addressed these concerns by selling common stock to raise approximately $534,000, settling approximately $274,000 of principal and interest on note and supplier debt with common stock, and issuing stock worth approximately $266,000 to secure services. In addition, during 2006 the Company negotiated extended terms on approximately $987,000 of notes payable, stockholder loans, and accrued interest until January 2009. During 2007, the Company has raised approximately $684,000, net of fees, through sales of common stock.

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

C. BASIS OF PRESENTATION

The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited interim consolidated financial statements as of September 30, 2006 and 2007 reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of its financial position as of September 30, 2007 and as of the result of its consolidated operations and its consolidated cash flows for the periods ended September 30, 2006 and 2007.

The Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2007 are not necessarily indicative of results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Current Report on Form 10KSB for the year ended December 31, 2006.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

A. Net Loss Per Share

Basic loss per share has been calculated using the weighted average number of common shares outstanding in accordance with FASB 128 "Earnings Per Share." All potentially dilutive securities, including options, convertible notes, convertible preferred stock and warrants have been excluded as common stock equivalents and diluted loss per share has not been presented as such securities are antidilutive due to the Company's net loss for all periods presented. At December 31, 2006 and September 30, 2007, the Company had warrants to purchase 7,022,514 shares of common stock and employee stock options to purchase 3,646,147 shares of common stock outstanding which are not included in the calculation.

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

Sales to one customer approximated 59% of sales for the three months ended September 30, 2006 and 2007. Sales to two customers accounted for 45% and 11% of sales for the nine months ended September 30, 2006. Sales to one customer accounted for 52% of sales during the nine months ended September 30, 2007. A loss to one of these customers could have a significant adverse effect on the Company's results of operations

Accounts receivable from two customers at September 30, 2006 approximated 51% and 21%, and at September 30, 2007 approximated 45% and 26%, of accounts receivable, respectively.

One outside vendor manufactured all of the Company's finished goods. During the three months ended September 30, 2006 and 2007, manufacturing costs of approximately $68,000 and $42,000 were incurred at this vendor. During the nine months ended September 30, 2006 and 2007, manufacturing costs of approximately $153,000 and $177,000 were incurred at this vendor.

C. Reclassifications

Certain  reclassifications  were made to the  presentation of the 2006 financial
statements  in  order  to  conform  to  the  2007  financial  statements.   Such
reclassifications had no effect on the prior year's results of operations.

D. Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R (revised 2004), "Share-Based Payment" which revised Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation" This statement supersedes Opinion No. 25, "Accounting for Stock Issued to Employees." The statement addresses the accounting for share-based payment transactions with employees, eliminates the ability to account for share-based compensation transactions using the intrinsic value method pursuant to APB 25 and requires that the compensation costs relating to such transactions be recognized at fair value in the statement of operations. The revised statement has been implemented by the Company effective January 1, 2006. The Company continued to account for stock awards issued to non-employees under the fair value method as described in EITF 96-18 "Accounting for Equity Investments that are issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services." The Company recorded approximately $14,000 and $358,000 in expense related to stock options for the three and nine months ended September 30, 2007.

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

In July 2006, the Financial Accounting Standards Board ("FASB") has published FASB Interpretation No. 48 ("FIN No. 48"), Accounting for Uncertainty in Income Taxes, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise's financial statements. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. As of January 31, 20007 FIN 48 was adopted by the Company and it did not have a material effect on the Company's financial condition or results of operations or cash flows.

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

On July 12, 2007, NuVim issued 72,000 shares of common stock to its consultant, James Schnorf, for services to be rendered having a value of $18,720. He agreed to restrictions on resale placed with the NuVim's transfer agent and the printing of a legend on its certificate. Because of these factors, this sale was exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6).

During September 2007 the Company issued 36,000 shares of common stock to accredited investors for services. The stock had a fair value of approximately $5,980. He agreed to restrictions on resale placed with the NuVim's transfer agent and the printing of a legend on its certificate. Because of these factors, this sale was exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6).

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

NOTE 4 - INCOME TAXES

Based on the Company's operating losses, no provision for income taxes has been provided for the three and nine months ended September 30, 2006 and 2007.

NOTE 5 - SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

                              Nine Months Ended
                                 September 30,
                              -----------------
                                2006     2007
                              -------- --------
Interest paid                 $  1,625 $      -
Taxes paid                           -        -

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

B. Lease

In August, 2007, the Company entered into a lease agreement for office space with a term of 3 1/2 years and monthly rent expense of approximately $3,100 per month.

NOTE 7 - RELATED PARTY TRANSACTIONS

Included in selling, general and administrative expenses are salaries to immediate family members of an executive officer of the Company of approximately $9,000 and $12,000 for the three months ended September 30, 2006 and 2007, and $21,000 and $36,000 for the nine months ended September 30, 2006 and 2007, respectively.

NOTE 8 - SUBSEQUENT EVENTS

None

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

OVERVIEW

         We produce, market, and distribute NuVim(R) beverage dietary supplements in chilled and shelf stable ready-to-drink beverages and powder mixes. NuVim utilizes the micronutrient NutraFlora(R), minerals, vitamins and whey protein to provide important health benefits to its consumers. Whey protein, NuVim(R)'s largest ingredient, other than water, enhances physical performance, enhances cardiovascular health, and promotes well being. NutraFlora(R), a prebiotic fiber is uniquely capable of promoting health by supporting the growth of beneficial (probiotic) bacteria which in turn provide health benefits such as an enhanced immune system and improved calcium and mineral absorption for better bone health. Studies also show that NutraFlora(R) helps improves digestive functions, contributes to a healthy cholesterol, and metabolism. In addition NuVim contains 100% of vitamin C, E, B12, and Zinc and 30% vitamin A of the recommended daily requirement. NuVim products contain no fat, cholesterol, lactose, caffeine, artificial flavors or high fructose corn syrup. As we move forward each year, we try to discover additional ingredients that can deliver health benefits and not compromise the NuVim great taste to help us make NuVim the best thing you can drink.

         During the third quarter, we began production of a shelf stable version of our beverages in the same flavors as the chilled versions. Offered in single serve 12 ounce bottles, distribution is targeted to convenience stores, K through 12 school systems, colleges, and hospitals. NuVim(R)'s breakthrough is the result of three years work to develop a shelf stable product which duplicates the great taste of the refrigerated products and brings the consumer the same wonderful health benefits.

         As the products are introduced to the schools and hospitals it is expected that they will be met with high acceptance as a contribution to curbing obesity and diabetes, conditions that have reached epidemic proportions.

         The US has over 5,500 hospitals with 5 million employees and 700,000 physicians as well as 41 million students ages 5 through 14 and over 35 million students in high schools and colleges. These institutions are the initial targets on which NuVim(R) will focus its network of commissioned sales brokers.

         We focus on developing the NuVim(R) brand through a mix of advertising and promotional programs that build consumer awareness, trial and repeat purchases. The marketing consists of television advertising newspaper advertising/advertorials, product sampling, coupon distribution, promotional price discounts, and a newly formed consumer NuVim(R) e-mail health newsletter that is distributed to consumers throughout the US every three weeks. NutraFlora(R) through their public relations firm is also developing and airing news segments that include NuVim(R)'s health benefits. These marketing expenditures are essential to build the NuVim(R) brand. We continue to test various ways to find the most cost efficient means to use our marketing funds to increase consumer awareness, trial and repeat purchases. We believe that these advertising and promotional activities are critical to the long term growth of our business and expect to continue these programs in the future.

         We have distributed our refrigerated beverages since the year 2000 and are in approximately 2,000 Supermarkets in the Eastern United States. In 2002 company revenues were $3.5 million. However, we eliminated most advertising and marketing support for our product in the second half of 2002 due to a lack of funding. We recapitalized our company in September 2005 through the conversion of approximately $7.7 million of debt into common stock and an initial public offering of our common stock and in essence restarted the company. Since that time we have concentrated our limited financial resources on developing and supporting distribution opportunities that we believe will provide the greatest profitable sales expansion potential. We continue to sell to high potential retailers like Wal-Mart, and, regional supermarket chains. We conducted a test in the Detroit area with Kroger stores with the goal of either expanding the test or developing a co-branding strategy with Kroger. That test has been stopped at least through 2007. We will find other avenues of high volume and profitable business like the military commissaries, military troop feeding, schools, colleges and hospital groups. We do not expect that all of these tests will culminate in success, but will pursue each one in the best efficient manner to determine their viability. Additional funds raised in the first months of 2007 will help achieve these goals.

         We also developed a powder version of our product to be sold through direct distribution such as the internet as well as retail outlets. Sales of the product to date have not been material. We conducted a test program selling the powder in GNC stores in the Tampa Bay area. Results showed poor execution by the GNC retailer both the company owned and franchise stores and therefore the test was discontinued.

         We have launched an equity funded print news media campaign to educate consumers about the benefits of NuVim(R) and create market awareness for our product. The media program which began in January 2006 and will continue through the fourth quarter of 2007 or until the contracted amount of the newspaper features has been completed.

         We have produced a 30 second television commercial for the refrigerated products, a 60 second television commercial for the powder product and a 5 minute educational video for the product and will air these commercials throughout 2007 through Platinum Television Group headquartered in Deerfield Beach Florida. The commercials run every week in selected markets on tightly targeted television programs. Platinum Television airs these commercials as part our 2005 stock deal and our on going relationship with them.

         During 2007 we continued to have had limited funding to support product sampling and advertising programs, which we believe are critical to maintain and increase sales of our products. Therefore, we have focused our spending on promotions in accounts that we believe will offer the greatest potential for sales growth and expansion opportunities until we are able to raise funding for additional marketing programs.

         Our focus is to push forward in eight areas:

     o   Increase the sales per store in existing Wal-Mart supercenters.
     o Increase the number of Wal-Mart distribution centers stocking the NuVim(R) 64 ounce size.
     o Increase the business with the current profitable supermarket chain store groups.
     o Gain at least a test distribution to the military commissaries with the goal of getting distribution of the 64 ounce product in all 168 commissaries.
     o   Work with the Department of Defense to develop troop feeding.
     o Introduce our new shelf stable 12 ounce beverages in three varieties to the K through 12 school systems, colleges and universities, hospitals, health clubs, and convenience stores.

     o Increase sales of the powder mixes through the Company web-site, supplement retail chains and home shopping networks.
     o Accesses to the food service markets with the shelf stable products through beer distributors and the independent non-alcoholic distributors.

         We continue to talk with other private beverage companies that provide synergy for a possible merger opportunity. We have reviewed several potential candidates in 2007.

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

         In late 2003 we began a test program with a single Wal-Mart supercenter We are now in distribution in approximately 300 Wal-Mart supercenters in North Carolina, South Carolina, Florida, Alabama, Georgia and a couple of stores in Mississippi

SALES RESULTS

         The table set forth below discloses selected data regarding sales for the quarter and the nine months ended September 30, 2007 and 2006. The data is not necessarily indicative of continuing trends.

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

UNIT CASE VOLUME/CASE SALES

                     THREE MONTHS ENDED         NINE MONTHS ENDED
                        SEPTEMBER 30,             SEPTEMBER 30,
                   -----------------------   -----------------------
                      2006         2007         2006         2007
                   ----------   ----------   ----------   ----------
Gross Cases Sold       20,248       12,857       52,790       48,878
Gross Sales        $  366,804   $  248,818   $  964.596   $  924,121
Net Sales          $  256,663   $  180,036   $  738,256   $  653,104

Case shipments of our refrigerated product decreased by 3,912 and 7,391 or 6 % and 37%, respectively, during the first three quarters and the third quarter of 2007 compared with the same periods in the prior year. The reasons for the nine month and three month declines were the elimination of accounts that did not offer the possibility of future profits and less promotional spending. However, despite the reduced spending in the first nine months, we are having success with those accounts that we want to continue to nurture. For example, nine month case sales at Wal-Mart increased 10%, Giant Food markets in Pennsylvania increased 37%, and Giant Eagle supermarkets in Western Pennsylvania increased 19%.

RESULTS OF OPERATIONS

Results of operations for the three months ended September 30, 2007 compared to the three months ended September 30, 2006

         Gross Sales. For the three months ended September 30, 2007, gross sales were $248,818, a decrease of $117,986 or 32% over gross sales of $366,804 for the three months ended September 30, 2006. The decrease in gross sales is primarily attributable NuVim's decision to close marginal accounts offset by an increase in Wal-Mart sales and selected other accounts as stated above and a decrease promotional discounts.

         Discounts, Allowances and Promotional Payments. For the three months ended September 30, 2007, promotional allowances and discounts were $68,782, a decrease of $41,359 from the promotional allowances and discounts of $110,141 for the three months ended September 30, 2006. This decrease is primarily attributable to lower returns of product after expiration date and less price based promotion.

         We record the price reductions, which are reimbursed by us to the retailers, in accordance with Financial Accounting Standards Board Emerging Issues Task Force, No. 01-09, Accounting for Consideration Given by a Vendor to a Customer. We expect to continue to use price promotions and coupon distribution selectively as a means to promote consumer sampling and trial of our product into the foreseeable future. As the product matures and a higher percentage of users of our product are repeat purchasers, we expect coupon expense, relative to gross sales, to decline although we will continue to use these marketing programs when needed. Product returned after its expiration date increased primarily due to the lower sales volume discussed above. Total Discounts, Allowances and Promotional payments as a percentage of gross sales decreased from 30% for the three months ended September 30, 2006 to 26% for the three months ended September 30, 2007.

                                                               THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                             -----------------------    INCREASE
                                                                2007         2006      (DECREASE)    PERCENTAGE
                                                             ----------   ----------   ----------    ----------
Discounts for timely payment                                 $    1,562   $    3,629   $   (2,067)        (56.9)%
Product returned after its expiration date                       31,169       39,375       (8,206)        (20.8)%

Promotional price allowances, coupons and other incentives       32,051       67,137      (35,086)        (52.2)%
Slotting fees                                                     4,000          -0-        4,000              )%
                                                             ----------   ----------   ----------    ----------
Total Discounts, Allowances and Promotional Payments         $   68,782   $  110,141   $  (41,359)        (37.6)%
                                                             ==========   ==========   ==========    ==========

         Net Sales. Net sales for the three months ended September 30, 2007 were $180,036, a decrease of $76,627, or 30% below net sales of $256,663 for the three months ended September 30, 2006. The decrease in net sales is primarily attributable to the elimination of unprofitable accounts and reduced price discounting.

         Cost of Sales. For the three months ended September 30, 2007, cost of sales was $108,539, a decrease of $95,571 or 47% from the cost of sales of $204,110 for the three months ended September 30, 2006. This reduction exceeds percentage reduction in both Gross and Net Sales. Cost of sales as a percentage of gross sales decreased due to the continued control of production and distribution costs.

         Gross Profit. Gross profit was $71,497 for the three months ended September 30, 2007, a increase of $18,944 from the gross profit of $52,553 for the three months ended September 30, 2006. Gross profit as a percentage of gross sales was 28% for the three months ended September 30, 2007 compared to 14% for the three months ended September 30, 2006. Gross Profit increased despite the reduction in Net Sales. The increase in gross profit as a percentage of gross sales was primarily due to less promotional spending, improved production and distribution cost control.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were $299,235 for the three months ended September 30, 2007, a decrease of $306,547, or 51% from selling, general and administrative expenses of $605,782 for the three months ended September 30, 2006. This is the result of continued economies in the executive suite and a difference in the timing of option grants, which imposes a large non-cash expense.

         Loss from Operations. Loss from operations was $227,738 for the three months ended September 30, 2007 compared to $553,229 for the three months ended September 30, 2006. The decrease is due to improved Gross Profit and different timing of non cash compensation expense related to stock options.

         Interest Expense. Interest expense was $24,374 for the three months ended September 30, 2007; an increase of $5,048, or 26%, from interest expense of $19,326 for the three months ended September 30, 2006.

         Net Loss. Net loss was $252,112 for the three months ended September 30, 2007 compared to $565,600 for the three months ended September 30, 2006. The $313,448 decrease in net loss is due to improved Gross Profit and different timing of non cash compensation expense related to stock options.

Results of operations for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

         Gross Sales. For the nine months ended September 30, 2007, gross sales were $924,121, a decrease of $40,835, or 4% lower than gross sales of $964,956 for the nine months ended September 30, 2006. The decrease for the year to date is primarily due to NuVim's decision of close out marginal accounts during the third quarter offset by an increase in gross sales for nine months is primarily attributable the increases at Wal-Mart, Giant, and Giant Eagle.

         Discounts, Allowances and Promotional Payments. For the nine months ended September 30, 2007, promotional allowances and discounts were $271,017, an increase of $44,317 or 20%, from the promotional allowances and discounts of $226,700 for the nine months ended September 30, 2006. This increase is primarily attributable to increased promotional activities during the first half of the year offset by reduced product returns.

         We record the price reductions, which are reimbursed by us to the retailers, in accordance with Financial Accounting Standards Board Emerging Issues Task Force, No. 01-09, Accounting for Consideration Given by a Vendor to a Customer. We expect to continue to use price promotions and coupon distribution selectively as a means to promote consumer sampling and trial of our product into the foreseeable future. As the product matures and a higher percentage of users of our product are repeat purchasers, we expect coupon expense, relative to gross sales, to decline. Total Discounts, Allowances and Promotional payments as a percentage of gross sales increased from 23% for the nine months ended September 30, 2006 to 29% for the nine months ended September 30, 2007.

                                                                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                             -----------------------    INCREASE
                                                                2007         2006      (DECREASE)    PERCENTAGE
                                                             ----------   ----------   ----------    ----------
Discounts for timely payment                                 $    6,777   $    9,523   $   (2,746)         28.8%
Product returned after its expiration date                       90,655      104,486      (13,831)         13.2%
Promotional price allowances, coupons and other incentives      169,585      111,719       57,866          51.8%
Slotting fees                                                     4,000          972        3,328         342.4%
                                                             ----------   ----------   ----------    ----------
Total Discounts, Allowances and Promotional Payments         $  271,017   $  226,700   $   44,317          19.5%
                                                             ==========   ==========   ==========    ==========

         Net Sales. Net sales for the nine months ended September 30, 2007 were $653,104, a decrease of $85,152, or 11% lower than net sales of $738,256 for the nine months ended September 30, 2006. The decrease in net sales is a combination of the elimination of marginal accounts and an increase in promotional activities.

         Cost of Sales. For the nine months ended September 30, 2007, cost of sales was $502,076, a decrease of $11,234, or 2% lower than cost of sales of $513,310 for the nine months ended

September 30, 2006. Cost of sales as a percentage of gross sales was 54% for the nine months ended September 30, 2007, compared with 53% for the nine months ended September 30, 2006.

         Gross Profit. Gross profit was $151,028 for the nine months ended September 30, 2007, a decrease of $73,918 from the $224,946 gross profit for the nine months ended September 30, 2006. Gross profit as a percentage of gross sales was 16% for the nine months ended September 30, 2007 compared to the gross profit of approximately 23% for the nine months ended September 30, 2006. The decrease in gross profit amount and as a percentage of gross sales was primarily due to the higher price discountsin the first half offset by the lower cost of goods.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1,309,026 for the nine months ended September 30, 2007, a decrease of $300,828, or 19% from selling, general and administrative expenses of $1,609,854 for the nine months ended September 30, 2006. Selling, general and administrative expenses for the nine months ended September 30, 2007 include non cash compensation expense of $460,321, compared to $326,000 related to stock options issued during the same period last year. Selling, general and administrative expenses exceeded net sales in both periods as we are still in an early stage of our development and have not achieved sales volumes sufficient to generate net sales in excess of our selling, general and administrative expenses. The decrease in selling, general and administrative expenses is due to decreases in payroll and related expenses, elimination of royalty, insurance premium and office related expenses.

         Loss from Operations. Loss from operations was $1,157,998 for the nine months ended September 30, 2007 compared to $1,384,908 for the nine months ended September 30, 2006. The $226,910 decrease in loss from operations was primarily attributable to the reduction in administrative expenses offset by the decline in Gross Profit. On a nine month cash basis the net loss was $674,510 which does not fully reflect changes made in the late second and third quarters.

         Interest Expense. Interest expense was $65,998 for the nine months ended September 30, 2007; a decrease of $26,866, or 29%, from interest expense of $92,864 for the nine months ended September 30, 2006. The decrease in interest expense is primarily attributable to the retirement of indebtedness.

         Net Loss. Net loss was $1,210,475 for the nine months ended September 30, 2007 compared to $1,462,169 for the nine months ended September 30, 2006. The $251,964 decrease in net loss was primarily attributable to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

      LIQUIDITY AND CAPITAL RESOURCES

         Our operations to date have generated significant operating losses that have been funded through the issuance of common stock and external borrowings. We will require additional sources of outside capital to continue our operations.

         Through September 30 2007, NuVim has raised a net of $684,000 in new working capital through the sale of common stock and has obtained services valued at approximately $34,000 in exchange for its common stock.

         We have participated in the New Jersey Economic development Authority Tax Transfer program for the past 5 years and will again this year. Approximately $442,000 was received from this program in December of 2006. We have already applied for the 2007 program and will receive approximately $175,000 in December of 2007.

         We will need to raise additional financing to, fund operating losses and to support sales and marketing programs to increase sales of our products. If we are not able to identify additional sources of financing, we may not be able to continue operations beyond 2007.

         Net cash used in operating activities for the nine months ended September 30, 2007 was $762,792 compared to cash used in operating activities of $840,277 during the same period in 2006. The decrease in cash used by operating activities during the first nine months of 2007 was primarily attributable to lower loss before non cash compensation costs.

         Cash from financing activities represents net proceeds from the sale of common stock of $683,820 and $503,875 for the nine months ended September 30, 2007 and 2006, respectively.

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

         In February 2007, the FASB issued FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" (SFAS 159). This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for fiscal years beginning after November 15, 2007, which for us is the first quarter of fiscal 2009. We do not believe that the adoption of SFAS 159 will have a material impact on our results of operations or financial condition.

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

         ACCOUNTS RECEIVABLE

         We evaluate the collectibility of our trade accounts receivable based on a number of factors. Accounts receivable are unsecured, non-interest bearing obligations that are typically due from customers between 10 and 30 days of the invoice date. We apply collections in accordance with customer remittance advices or to the oldest outstanding invoice if no remittance advice is presented with payment. Our overall receivables are approximately 17 days outstanding.

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

         OFF-BALANCE SHEET TRANSACTIONS

         At September 30, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

         During the first nine months of 2007, NuVim raised a net total of about $684,000 from European Institutional and United States accredited investors and obtained an additional $76,300 of services in exchange for common stock.

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

OUR AUDITORS HAVE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         In their report in connection with our 2006 financial statements, our auditors included an explanatory paragraph stating that, because we have incurred net losses and have a net capital deficiency for the years ended
December 31, 2005 and 2006, and as of September 30, 2007. Our continued existence will depend in large part upon our ability to successfully secure additional financing to fund future operations. Our initial public offering was not sufficient to completely alleviate these concerns; the proceeds have been adequate to fund operations to date, but we will need to raise additional funding to continue operations. If we are not able to achieve positive cash flow from operations or to secure additional financing as needed, we will continue to experience the risk that we will not be able to continue as a going concern.

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

WE HAVE A HISTORY OF LOSSES AND WE EXPECT TO CONTINUE TO OPERATE AT A LOSS FOR THE FORESEEABLE FUTURE.

         Since our inception in 1999, we have incurred net losses in every year, including net losses of $2,396,902 for the year ended December 31, 2005, $1,778,959 for the year ended December 31, 2006 and $252,112 and $1,210,475 for the three and nine months, respectively, ended September 30, 2007. We had a working capital deficit of $515,849 at September 30, 2007 as compared with $506,292 as of December 31, 2006 and have negative cash flows from operations. As a result of ongoing operating losses, we also had an accumulated deficit of $23,234,495 and a stockholders' deficit of 1,636,985 at the end of the third quarter. We expect to incur losses until at least through 2007 and may never become profitable. We also expect that our expenses will increase substantially for the foreseeable future as we seek to expand our product line and sales and distribution network, implement internal systems and infrastructure and comply with the legal, accounting and corporate governance requirements imposed upon public companies. These ongoing financial losses may adversely affect our stock price.

OUR  CONTINUED  PROGRESS  DEPENDS OF  CONSUMER  ACCEPTANCE  OF THE  REFORMULATED
BEVERAGE

         In the third quarter of 2007, NuVim introduced a reformulated beverage and began producing it at a new plant. Although the new formulation maintains the same taste, reduces calories per serving from 70 to 45, eliminates High Fructose Corn Syrup, as an ingredient, and introduces NutraFlora(R) an active ingredient with more, and more recent, clinical support for its improvement of mineral absorption, particularly the calcium and magnesium necessary for bone strength, reinforcing the immune system, our consumers may not all continue to enjoy the NuVim(R) beverages and new customers attracted by the reduced sugar and calories and the improved health benefits may not replace all the old customers lost because of the changes.

OUR BUSINESS DEPENDS ON THE ACCEPTANCE OF OUR PRODUCTS IN BOTH EXISTING AND NEW MARKETING AREAS.

         We intend to expand into new geographic areas and broaden our product offerings to generate additional sales. Our refrigerated beverage products are currently available from southern Connecticut to Miami and as far West as Pittsburgh including such supermarket chains as ShopRite, Pathmark, A&P, Gristedes, Food Emporium, Walbaums, Acme Giant, Giant Eagle, and Wal-Mart. Although marketing funds have been limited we have been able to maintain distribution due to our loyal consumer base who have felt the NuVim difference and continue to buy NuVim on a regular basis. The supermarket chain accounts see NuVim as a one of a kind product that offers the consumer a healthily choice to high sugar and high caffeine carbonated and non- carbonated beverages. We do not know whether the level of market acceptance we have received in our current markets for our products will be matched or exceeded in the geographic locations we are newly serving or in other areas of the country as we expand our distribution in the future. We also will need to raise additional financing to support this expansion.

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

ITEM 3. CONTROLS AND PROCEDURES.

         The Mr. Kundrat, NuVim's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange
Act) means controls and other procedures of a company that are designed to ensure that this information is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation of its disclosure controls and procedures, the Company's chief executive and the chief financial officer have concluded that, as of September 30, 2007 and as of the date of filing, the controls, and procedures were effective at a reasonable assurance level and will continue to operate as designed.

         NuVim maintains certain internal controls over financial reporting that are appropriate, consistent with cost-benefit considerations, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. No changes effecting NuVim's internal controls occurred during the first three quarters of 2007.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are at present no legal proceedings pending against the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales for Cash

None during the third quarter

Common Stock Issued for Services

         In July, NuVim agreed with a communications expert to provide various services for a total of 36,000 shares of common stock. The services have a value of approximately $13,000. He agreed to restrictions on resale placed with the NuVim's transfer agent and the printing of a legend on its certificate. Because of these factors, this sale was exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

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


                               NUVIM, INC.

  Date: November 14, 2007      By: /s/ RICHARD P. KUNDRAT
                                   ---------------------------------------------
                                   Richard P. Kundrat
                                   Chief Executive Officer and
                                   Chairman of the Board
                                   (Principal Executive Officer)


  Date: November 14, 2007      By: /s/ RICHARD P. KUNDRAT
                                   ---------------------------------------------
                                   Richard P. Kundrat
                                   Chief Financial Officer
                                   (Principal Financial and  Accounting Officer)