Form 10KSB
period 2007-12-31
NUVIM INC
filed 2008-04-15
CIK 1170652

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              REPORT ON FORM 10-KSB

(Mark one)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the year ended December 31, 2007.

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _____ to _________.

                          Commission File No. 000-50508
                                              ---------

                                 NUVIM(R), INC.
                                 --------------
                 (Name of Small Business Issuer in its Charter)

           Delaware                                13-4083851
  -------------------------          ---------------------------------------
   (State of Incorporation)          (I.R.S. Employer Identification Number)

         12 North State Route 17                     07652
-----------------------------------------         -----------
 (Address of Principal Executive Offices)          (Zip Code)

201.556.1010
---------------------------
(Issuer's Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.0001 par value per share.

     Check whether the issuer (1) has filed all reports required to be filed  by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No //

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10SKB or any other amendment to this Form 10SKB. /X/

     The issuer's revenues for its most recent fiscal year were $1,137,285.

The aggregate market value of the voting stock held by non-affiliates of the issuer on March 24, 2008, based upon the $0.20 per share average bid and asked prices of such stock on that date, was $2,463,837, based upon 12,319,187 shares held by non-affiliates of the issuer.

    Check whether the issuer has filled all documents and reports required to be filed by section 12, 13, or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes / / No / /

The total number of issuer's shares of common stock outstanding held by affiliates and non- affiliates as of March 24, 2008 was 14,950,782.

Documents Incorporated by Reference: Items 9, 10, 11, 12 and 14 are incorporated from the Information Statement included in Schedule 14C to be filed within 120 days of the end of the fiscal year. See also Item 13, Exhibits.

                           FORWARD-LOOKING STATEMENTS

Statements that are not historical facts, including statements about our prospects and strategies and our expectations about growth contained in this report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our present-expectations or beliefs concerning future events. We caution that such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the uncertainty as to our future profitability; the uncertainty as to whether our new business model can be implemented successfully; the accuracy of our performance projections; and our ability to obtain financing on acceptable terms to finance our operations until profitability.

                                     PART I

ITEM 1.  DESCRIPTION OF THE BUSINESS

INTRODUCTION

     We produce, market, and distribute NuVim(R) beverage dietary supplements in chilled and shelf stable ready-to-drink beverages and powder mixes. NuVim utilizes the micronutrient NutraFlora(R), minerals, vitamins and whey protein to provide important health benefits to its consumers. Whey protein, NuVim(R)'s largest ingredient, other than water, enhances physical performance, enhances cardiovascular health, and promotes well being. NutraFlora(R), a prebiotic fiber is uniquely capable of promoting health by supporting the growth of beneficial (probiotic) bacteria which in turn provide health benefits such as an enhanced immune system and improved calcium and mineral absorption for better bone health. Studies also show that NutraFlora(R) helps improves digestive functions, contributes to a healthy cholesterol, and metabolism. In addition NuVim contains 100% of the recommended daily requirement of vitamin C, E, B12, and Zinc and 30% of the requirement for vitamin A. NuVim products contain no fat, cholesterol, lactose, caffeine, artificial flavors or high fructose corn syrup. As we move forward each year, we try to discover additional ingredients that can deliver health benefits and not compromise the NuVim great taste to help us make NuVim the best thing you can drink.

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

     We have distributed our refrigerated beverages since the year 2000 and  are
in  approximately 1,900  Supermarkets in  the Eastern  United States.   In 2002
company revenues were $3.5 million. However, we eliminated most advertising and marketing support for our product in the second half of 2002 due to a lack of funding. We recapitalized our company in September 2005 through the conversion of approximately $7.7 million of debt into common stock and an initial public offering of our common stock and in essence restarted the company. Since that time we have concentrated our limited financial resources on developing and supporting distribution opportunities that we believe will provide the greatest profitable sales expansion potential. We continue to sell to high potential retailers like Wal-Mart, and, regional supermarket chains and other avenues of high volume and profitable business like the military commissaries, military troop feeding, schools, colleges and hospital groups. We do not expect that all of these tests will culminate in success, but will pursue each one in the best efficient manner to determine their viability. Additional funds raised in the first months of 2008 will help achieve these goals.

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

     We have launched an equity funded print news media campaign to educate consumers about the benefits of NuVim(R) and create market awareness for our product. The media program which began in January 2006 continued through the fourth quarter of 2007.

     We have produced a 30 second television commercial for the refrigerated products, a 60 second television commercial for the powder product and a 5 minute educational video for the product and will air these commercials throughout 2007 through Platinum Television Group headquartered in Deerfield Beach Florida. The commercials run every week in selected markets on tightly targeted television programs. Platinum Television airs these commercials as part our 2005 stock deal and our on going relationship with them. We have a commitment from PTG to air approximately 1,100 of these commercials during 2008.

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

     Our focus is to push forward in eight areas:

   o Increase the sales per store in existing Wal-Mart supercenters.
   o Increase the number of Wal-Mart distribution centers and therefore the stores serviced by the new distribution centers stocking the NuVim(R) 64 ounce size.
   o Increase the business with the current profitable supermarket chain store groups and eliminate accounts that are unprofitable longer term.
   o Successfully test in 65 authorized military commissaries with the goal of getting distribution of the 64 ounce product in all 200 commissaries.
   o Work with the Department of Defense to develop a program for troop feeding, veterans hospitals etc.
   o Introduce our new shelf stable 12 ounce beverages in three varieties to the K through 12 school systems, colleges and universities, hospitals, health clubs, and convenience stores.
   o Sell the shelf stable 12 ounce to the NuVim web-site store at a delivered price of approximately $2.75 per bottle (currently selling at www.nuvim.com)
   o Increase sales of the powder mixes through the Company web-site, nutritonal supplement retail chains and home shopping networks.
   o Gain access to the food service markets with the shelf stable products through beer distributors and the independent non-alcoholic distributors.
   o Open the export market to Asia and Mexico with the 12 ounce shelf stable products

     We continue to talk with other private beverage companies that provide synergy for a possible merger opportunity. We have reviewed several potential candidates in 2007.

     We have produced a 30 second television commercial for the refrigerated products, a 60 second television commercial for the powder product and a 5 minute powder infomercial for the product and plan to air these commercials in 2008 in selected programs like Eye on America, The Health Forum, The Competitive Edge and Today's Family. The 30 second commercials are aired monthly and will continue throughout the year 1,100 times. Eye on America will also run a 5 minute segment featuring NuVim. The segment will air on CNN Headline news and Region News Networks beginning in the second quarter. Exclusive interviews with nutrition experts Ruth Carey R.D. LD and Coni Francis Ph.D. will discuss the lifetime benefits of drinking NuVim.

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

Our Strategy

        Our objective is to become a leading provider of good-tasting, nutritional beverages and beverage products designed to promote health using the best technologies that become available. The elements of our business strategy include the following:

      o Increasing brand awareness, trial and repeat purchases of the NuVim(R) products through brand building activities including sampling, advertising, promotion and other marketing activities.
      o Expanding sales for our existing product line  in our current markets.
      o Introducing new products into our current markets including the NuVim(R) shelf stable single serve and the powder version.
      o Expanding the Wal-Mart authorized number of stores and distribution centers
      o Gaining distribution in the 200  military commissaries
      o Gaining distribution to the veterans hospitals and troop feeding through a Department of Defense contract.
      o Expanding our distribution channels beyond the current concentration in supermarkets, to club warehouses, convenience stores, schools, business cafeterias, drug stores, fast food outlets and other locations using the 12 ounce size, 16-ounce plastic bottle single-serving size.
      o Expand the powder version through e-commerce, retail outlets and fund raising organizations.
      o Build the brand, increase revenues and achieve profitability in order to position NuVim(R) as a possible joint venture or merger partner.
      o NuVim(R) is also a possible acquisition candidate for one of the 13 multi-national food and beverage companies that might seek to add healthy product choices to their product offerings.

Our Products

       We have developed NuVim(R) beverages to provide consumers with good -tasting beverages that help strengthen the immune system, support muscle flexibility, promote athletic performance, increase mineral and vitamin absorption, especially calcium, and improve digestion. All of our refrigerated and shelf stable products contain the proprietary, patented and exclusive micronutrient NutraFlora(R) and a level of whey protein that helps keep a body healthy.

       Current Products

        Ready to Drink Beverages

        Refrigerated

       This product line consists of natural, not artificially, fruit-flavored, refrigerated dietary supplement beverages available in three flavors: Strawberry Vanilla, Orange Tangerine and Fruit Symphony. The 64-ounce cartons are currently is sold in the refrigerated juice section of major supermarkets. We also sell single-serving, 16-ounce bottles, which are available in Strawberry

Vanilla and Orange Tangerine flavors.   This smaller size in plastic  bottles is
currently marketed primarily to small grocery stores, some major supermarket chains and delicatessens.

    NuVim has been formulated with whey protein, minerals and vitamins and NutraFlora(R) to achieve its benefit of, enhanced immunity, increased vitamin and mineral absorption, improved digestion and joint health. Whey protein, NuVim(R)'s largest ingredient, other than water, has been credited with increased physical performance, building and repairing muscle tissue, and enhanced cardiovascular health. NutraFlora has been clinically tested to , promoting wound healing, increased mineral and vitamin absorption especially calcium, aiding in digestion, and strengthening immune defense. NutraFlora(R) is uniquely capable of promoting health by supporting the growth of beneficial (probiotic) bacteria which in turn provide health benefits such as improved calcium and mineral absorption for better bone health and a strong immune system. Almost 200 studies also show that NutraFlora(R) helps improve digestive functions and bone and joint health and contributes to a healthy cholesterol metabolism. The NuVim has no hi-fructose corn syrup, no caffeine, no lactose, no artificial flavors no fat or cholesterol and only 45 calories per 8 ounce serving.

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

    The 64-ounce size of NuVim(R) is typically priced from $2.78 to $3.99, depending on the supermarket. This is approximately the same price or lower than the everyday price of a 64-ounce carton of a nationally branded orange juice. The 16-ounce bottle is typically priced from approximately $1.29 to $1.59.

     Shelf Stable

     During 2007 we developed a shelf stable version of all three NuVim flavors. This product, packaged in 12 ounce, single serve bottles, does not require refrigeration during the distribution and storage at the end user level. This opens new chains of distribution, including over 1,500 local distributors of beer, soda, and general merchandise to smaller supermarkets, convenience stores, other outlets not served by refrigerated distributors. Our distribution strategy is to align NuVim with the national or local beer distributors who will be seeking new non-alcoholic beverages to increase overall sales. The shelf stable products can now be exported due to the ease of shipping products that do not need refrigeration during shipping and storage.

     The shelf stable beverage provides all the health and nutritional benefits of the refrigerated product.

     Distribution agreements have been presented to several beer distributors.

     NuVim(R) Powder

     In January 2006 we introduced NuVim(R) powdered supplements to be added to beverages, cereals or yogurt. It is available in three flavors, Vanilla, Chocolate, and Strawberry. NuVim(R) currently provides the SMBI micronutrients, vitamins and minerals as our ready to drink beverages did prior to the reformulation. It is sold in 30 serving boxes and is currently available on our online store for $49.95 per box, with discounts for larger quantities. The powder form allows us to market our product on a nationwide basis without the distribution costs associated with the refrigerated ready to drink line. Sales to date have not been material.

     In March, 2007, NuVim entered into an agreement with General Nutrition Company ("GNC") to sell NuVim(R) in their stores on a test in the Tampa, Florida market. NuVim(R) supported the initial test stores with 60 second television advertising tagging the commercials that NuVim(R) is now available at GNC. In addition to the television advertising, NuVim(R) will provide in-store programs that communicate to consumers the immune and bone health benefits NuVim(R) provides. Results showed poor execution by the GNC retailer both the company owned and franchise stores and therefore the test was discontinued.

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

     Approximately 95% of our current sales are to refrigerated supermarket warehouses that then deliver our product and other brands of refrigerated products to individual supermarkets. Some of these supermarket warehouses are owned by the supermarket chains that stock our product, while other warehouses that we sell to have contracts with a supermarket chain to warehouse and then deliver refrigerated products to their stores. For the year ended December 31, 2007, five supermarket customers of the 12 in total contributed 5% to 10% of our business with Wal-Mart being our largest customer. We stopped shipping several customer to improve the overall profitability of the company.

     Dick Clark was our public spokesperson until 2005 and has appeared in past NuVim(R) television and radio commercials, point of sale materials and on our website. Because Dick Clark suffered a stroke and has not completely recovered, we used him in a limited way in 2006 and do not anticipate that we will be using him in advertising or promotion in 2007. We have signed actress and model
Ashleigh Howard as our new spokesperson. We have produced and aired three television spots with Ms. Howard. In the first quarter of 2008 we have signed a sponsorship agreement with Allison Hanna Williams to represent NuVim on the Ladies Professional Golf Association tour. We also have engaged nutrition expert Ruth Carey R.D., L.D. to assist us with the school, college and hospital dietitians explaining the values of drinking NuVim everyday.

     Beginning in December 2005 and continuing into 2007, we began a print media campaign through News USA. The program creates and distributes a series of news articles addressing a wide range of consumer health concerns for which NuVim(R) is beneficial. Topics include staying heart healthy, ways to combat fatigue, why the immune system is key to good health, and the right way to maintain sound nutrition when dieting. This campaign is designed to build brand awareness and educate the consumer about NuVim(R)'s benefits in an informational and credible format. The program was contractually fulfilled in December of 2007.

Distribution

     We first introduced NuVim(R) refrigerated beverages in the New York, New Jersey and Connecticut metropolitan area during the second quarter of 2000. We then expanded the distribution of our products into the Philadelphia, Baltimore, Washington, D.C., Harrisburg, Scranton, Wilkes-Barre and the State of Delaware marketing areas during the first quarter of 2001. In 2002 we further expanded into Virginia, Pittsburgh, Cleveland and upstate New York. As of December 31, 2006, our refrigerated beverages are available in approximately 2,000 supermarkets in all or part of 13 states (New York, New Jersey, Connecticut, Maryland, Pennsylvania, Virginia, Ohio, Florida, Alabama, Georgia, and North and South Carolina) and the District of Columbia. These accounts are serviced by a network of three food brokers. The brokers present the promotional programs to the supermarket chain account headquarter buyers and the brokers, and keep them informed of the NuVim brand building activities. Each broker group also have a retail force that call on each individual supermarket to maintain product rotation, correct pricing and maintain or improve shelf location and the amount of space allocated to the NuVim(R) products.

Supply, Manufacturing and Order Processing

     Our refrigerated products are now manufactured solely at Mountainside Farms in Roxbury, New York, using whey protein concentrate, NutraFlora(R) supplied by GTC Nutrition, and a blend of customized flavors, as well as other ingredients purchased from major domestic and international companies. We provide annual contract purchase orders and maintain inventories of select ingredients and supplies unique to our process; these annual contracts result in more favorable prices and better service. Mountainside Farms purchases selected ingredients and stores them for us at their plant. We practice just in time inventory methods to provide maximum beneficial cash flow. Our refrigerated nutritional beverage is then packaged in 64-ounce juice cartons and 16-ounce plastic single -serving bottles. NuVim(R) beverages have an 83-day shelf-life from the date of production. This compares favorably with fresh juice, juice made or not made from concentrate, and pasteurized milk which have a shelf life of between 14 to 39 days. We expect that the processing, ingredient, storage, and distribution costs for the reformulated product at Mountainside Farms will be improved as we move to higher volumes.

     Mountainside Farms will also store the finished product until shipment to our customers. Mountainside Farms' flexible processing schedule enables us to more closely schedule production to our customers needs, thereby enhancing cash flow.

     If in the future Mountainside cannot meet our needs, we believe there are numerous qualified dairies throughout the United States that have sufficient capacity to meet our needs.

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

     Both production strategies allow us  to operate without investing in  plant
and  production   equipment  thereby   keeping  our   fixed  capital   cost  for
manufacturing as well as warehousing and freight at virtually zero.

     We use three food broker organizations to obtain product orders from our major supermarket accounts which they send to us for fulfillment. These broker organizations also provide retail coverage in the supermarkets to insure that our products are stocked properly, priced correctly and rotated as needed. Each broker organization is paid on a commission basis for cases sold in their territory.

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

     Although we have an exclusive licensing agreement with GTC Nutrition for 2008 for ready to drink beverages and powder products for reconstitution into beverages when marketed specifically for the dual benefits of "Enhanced Immunity and Joint Health", and are aware of no other beverage brands that are positioned as dietary supplements with claims promoting healthy joints and immune enhancement, it is possible that another larger, established company might enter the dietary supplement market and offer a product similar to ours with comparable benefits. Such a potential competitor may have a longer operating history and substantially greater financial, technical support and other assets and resources and may be able to respond more quickly to new or changing business situations. If such a company were to enter the segment of the beverage market we currently occupy, this could have a material adverse effect on our business and prospects.

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

     In October 1994, the Dietary Supplement Health and Education Act ("DSHEA") was enacted, which introduced a new statutory framework governing the composition and labeling of dietary supplements. Under this law, dietary supplements are permitted to make "statements of nutritional support" without
FDA pre-approval. These statements may describe how particular dietary ingredients affect the structure, function or general well-being of the body, or the mechanism of action by which a dietary ingredient may affect body structure, function or well-being, but may not state that a dietary supplement will diagnose, mitigate, treat, cure, or prevent a disease. Nor can a claim be made that would be interpreted as a health claim. A company making a statement of nutritional support must possess adequate substantiating scientific evidence for the statement, disclose on the label that the FDA has not reviewed the statement and that the product is not intended to mitigate, treat, cure, or prevent disease, and notify the FDA of the statement within 30 days after its initial use. Although the FDA has been notified of the statements of nutritional support made for our products, there can be no assurance that, at some time in the future, the FDA will not determine that a given statement of nutritional support which we make is a disease claim rather than an acceptable nutritional support statement relating to body function or structure. This determination would require deletion of the disease claim or, if it is to be used at all, our submission and the approval by the FDA of a new drug application (which would entail costly and time-consuming clinical studies) or revision to a health claim, which would, as noted above, require demonstration of significant scientific agreement and prior FDA approval. An expert panel determined that NutrFlora(R) is considered Generally Recognized As Safe and therefore they received a Certificate of Generally Recognized As Safe Approval.

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

Employees

     As of December 31, 2007 we had five employees:. We out source auditing, accounting, investor relations, and public relations. Our sales organization consists of commission sales brokers including our military broker. Our corporate secretary and general counsel is a part-time consultant. We also use part time consultants to assist in operations, consumer call center, web-site changes. Legal negotiations, Federal Trade Commission advice, distributor sales arrangements through beer distributors, top to top meeting arrangements with school systems, colleges and hospitals are arranged by members of our advisory committee. Separately we have engaged a nutrition expert.

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

     During 2007, NuVim raised a net total of about $684,000 from European Institutional and United States accredited investors and obtained an additional $109,600 of services in exchange for common stock.

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

Our Auditors Have Substantial Doubt About Our Ability To Continue As A Going Concern.

     In their report in connection with our 2007 and 2006 financial statements, both our auditors included an explanatory paragraph stating that, because we have incurred net losses and have a net capital deficiency for the years ended December 31, 2006 and 2007, there is substantial doubt about our ability to continue as a going concern. The extension of all debt to a payable date of January 15, 2009 does alleviate the immediate debt concerns. Our continued existence will depend in large part upon our ability to successfully secure additional financing to fund future operations. Our initial public offering was not sufficient to completely alleviate these concerns; the proceeds have been adequate to fund operations to date, but we will need to raise additional funding to continue operations. If we are not able to achieve positive cash flow from operations or to secure additional financing as needed, we will continue to experience the risk that we will not be able to continue as a going concern.

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

We Have A History Of Losses And We Expect To Continue To Operate At A Loss For The Foreseeable Future.

     Since our inception in 1999, we have incurred net losses in every year, including net losses of $1,778,959 for the year ended December 31, 2006 and $1,449,378 for the year ended December 31, 2007. We had a working capital deficit of $675,891 at December 31, 2007 and have negative cash flows from operations. As a result of ongoing operating losses, we also had an accumulated deficit of $23,473,398 and a stockholders' deficit of $1,817,389 at the same date. We expect to incur losses until at least through 2007 and may never become profitable. We also expect that our expenses will not increase substantially for the foreseeable future as we seek to expand our product line and sales and distribution network, implement internal systems and infrastructure and comply with the legal, accounting and corporate governance requirements imposed upon public companies.

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

Our Business Depends On The Acceptance Of Our Products In Both Existing And New Marketing Areas.

     We intend to expand into new geographic areas and broaden our product offerings to generate additional sales. Our refrigerated beverage products are currently available from southern Connecticut to Miami and as far West as Pittsburgh including such supermarket chains as ShopRite, Pathmark, A&P, Gristedes, Food Emporium, Key Foods, Associated Foods, Walbaums, Acme Giant, Giant Eagle, and Wal-Mart. Although marketing funds have been limited, but we have been able to maintain distribution due to our loyal consumer base who have felt the NuVim difference and continue to buy NuVim on a regular basis. The supermarket chain accounts see NuVim as a one of a kind product that offers the consumer a healthily choice to high sugar and high caffeine carbonated and non- carbonated beverages. We do not know whether the level of market acceptance we have received in our current markets for our products will be matched or exceeded in the geographic locations we are newly serving or in other areas of the country as we expand our distribution in the future. We also will need to raise additional financing to support this expansion.

     We can give no assurance that we will expand into new geographic areas. It is unlikely that we will achieve profitability in 2008, but possibly could achieve profitability on a monthly basis toward the end of next year.

Consumers Who Try Our Products May Not Experience The Health Benefits We Claim, Which May Cause Them To Discontinue Using Our Products.

     Although there is substantial clinical evidence showing that NuVim(R)'s ingredients produce the desired results, there have been no studies of our specific formulation. Therefore, we currently cannot confirm that the health benefits of our products will be evident to casual consumers of our products. Consumers may determine that drinking 12 ounces of NuVim per day for a minimum of 30 days requires more discipline and expense than they are willing to devote. If consumers do not use our product in the quantity or for the duration we recommend, they may not achieve the health benefits we claim, which may cause them to make alternative nutritional beverage and/or dietary supplement purchasing decisions.

Our Business May Suffer From Lack Of Diversification.

     Our business is centered on nutritional beverages. The risks associated with focusing on a limited product line are substantial. If consumers do not accept our products or if there is a general decline in market demand for, or any significant decrease in, the consumption of nutritional beverages, we are not financially or operationally capable of introducing alternative products within a short time frame. As a result, such lack of acceptance or market demand decline could cause us to cease operations. The addition of our new shelf stable products offers us a broader base of outlets to distribute our products decreasing our total dependence on the refrigerated distribution network.

Expansion Of Our Business Is Dependent On Our Ability To Expand Production.

     We currently manufacture our refrigerated product line at Mountainside Farms in Roxbury, New York We are in negotiation with several companies to manufacture the shelf stable products. Our ability to expand beyond our current marketing areas depends on, among other things, the ability to produce our product in commercial quantities sufficient to satisfy the increased demand. Although our present production capacity is sufficient to meet our current and short-term future production needs, production capacity may not be adequate to supply future needs. If additional production capacity becomes needed, it will be necessary to engage additional co-packers or to expand production capacity at our present co-packer facility. If we expand production at Mountainside Farms, we risk having to pay significantly greater transportation costs to transport our products to warehouses in other regions of the United States. Any new co-packing arrangement raises the additional risk of higher marginal costs than we currently enjoy since we would be required to negotiate new terms with any new co-packer. We may not be able to pass along these higher costs to our customers. If we are unable to pass along the higher production costs imposed by new co-packers to our customers, we either will suffer lower gross margins and lower profitability, once achieved, or we may be unable to expand our business as we have planned, which could disappoint our stockholders.

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

ITEM 2.  DESCRIPTION OF PROPERTY

     We currently lease approximately 1,500 square feet of office space at 12 State Route 17 North in Paramus, New Jersey under a lease that expires on March 31, 2011. The lease space is used as our executive offices, which we use for marketing and administrative needs. Since we use off-site co-packing and warehousing arrangements for the manufacture and distribution of our products, we do not require extensive facilities.

ITEM 3.   LEGAL PROCEEDINGS

     We are not a party to any material legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None in the fourth quarter 2007

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Common stock market price
     -------------------------

     Of the 14,740,782 shares of common stock outstanding as of December 31, 2007, all but approximately 3,000,000 shares can be traded on the over-the-counter trading on the OTC Electronic Bulletin Board, which trading commenced July 24, 2005. Of this amount, 2,631,595 shares are held by affiliates. The following quarterly quotations for common stock transactions on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. The company completed an initial public offering of its common stock on June 24, 2005. The shares initially traded only as part of a unit, under the symbol NUVMU, with each unit consisting of one share of common stock, one "Class A" warrant to purchase common stock, and one "Class B" warrant to purchase common stock. Each unit was sold by the Company at a price of $1.00 per share as described in a prospectus dated June 21, 2005. The shares of common stock, Class A warrants, and Class B Warrants began trading separately as NUVM, NUVMW, and NUVMZ, respectively, on July 24, 2006.


                                               High Bid                  Low Bid
     ---------------------------------------------------------------------------
     2008
         First Quarter                          $0.27                     $0.17
         Second Quarter                         $0.23                     $0.18
                (Through April 10, 2008)
     ---------------------------------------------------------------------------
     2007
          First Quarter                         $ 0.55                    $ 0.13
          Second Quarter                        $ 0.59                    $ 0.25
          Third Quarter                         $ 0.30                    $ 0.18
          Fourth Quarter                        $ 0.35                    $ 0.23
     ---------------------------------------------------------------------------
     2006
          First Quarter                         $ 0.73                    $ 0.50
          Second Quarter                        $ 0.53                    $ 0.27
          Third Quarter                         $ 0.40                    $ 0.16
          Fourth Quarter                        $ 0.32                    $ 0.16
     ---------------------------------------------------------------------------

     The last sale price of the Company's Common Stock on April 10, 2008, was $0.20 as reported on the over-the-counter Electronic Bulletin Board. As of March 24, 2008, there were 181 shareholders of record of the Company's Common Stock. The Company has been informed that approximately 300 shareholders hold their Common Stock in nominee name.

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

Recent Sales of Unregistered Securities

     Stock Sales in the Fourth Quarter 2007 and the First Quarter 2008

     Common Stock Issued for Services
     --------------------------------

     In October 2007, NuVim issued 30,000 shares to one of its attorneys for negotiation services valued at $9,000. He agreed in writing to restrictions on resale placed with the NuVim's transfer agent and the printing of a legend on its certificate. Because of these factors, this sale was exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6).

     In November 2007, NuVim issued 70,000 shares to its new spokesperson for services valued at $24,500. She agreed in writing to restrictions on resale placed with the NuVim's transfer agent and the printing of a legend on its certificate. Because of these factors, this sale was exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6).

     In February  2008, NuVim  issued 100,000  shares to  three individuals  for investor relations services valued at $24,000. Each agreed in writing to restrictions on resale placed with the NuVim's transfer agent and the printing of a legend on its certificate. Because of these factors, this sale was exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6).

     During the same month, NuVim issued 70,000 shares to its nutrition consultant valued at $16,800. She agreed in writing to restrictions on resale placed with the NuVim's transfer agent and the printing of a legend on its certificate. Because of these factors, this sale was exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6).

     In March  2008, NuVim  issued 40,000  shares to  an individual for investor relations services valued at $8,000. He agreed in writing to restrictions on resale placed with the NuVim's transfer agent and the printing of a legend on its certificate. Because of these factors, this sale was exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6).

     Also in March 2008, NuVim issued 100,000 and 50,000 shares respectively to Jamal Kibria and Mark Alan Siegel for their services. Mr. Kibria works on product production and Mr. Siegel serves as NuVim's Secretary and General Counsel. Both have agreed not to sell their shares before 2009. In addition, each agreed in writing to Securities Act restrictions on resale placed with the NuVim's transfer agent and the printing of a legend on its certificate. Because of these factors, this sale was exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6).

     In the same month, NuVim issued 50,000 shares of common stock and a five year warrant to purchase 25,000 shares of common stock at $0.25 per share to an individual for services in connection with the structure of a private placement. He agreed in writing to restrictions on resale placed with the NuVim's transfer agent and the printing of a legend on its certificate. Because of these factors, this sale was exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6).

     In early April, NuVim issued 656,000 shares of common stock and its $20,000 promissory note to settle outstanding invoices for accounting services. The accounting firm agreed in writing to restrictions on resale placed with the NuVim's transfer agent and the printing of a legend on its certificate. Because of these factors, this sale was exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6).

     Sales for Cash
     --------------

     In March 2008, NuVim sold 294,118 shares of common stock for $0.17 per shares and issued five year warrants to purchase 147,059 shares of common stock at $0.25 per share to an individual. He agreed in writing to restrictions on resale placed with the NuVim's transfer agent and the printing of a legend on its certificate. Because of these factors, this sale was exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6). The proceeds were used for working capital.

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

     We have distributed our refrigerated beverages since the year 2000 and  are
in  approximately 2,000  Supermarkets in  the Eastern  United States.   In 2002
company revenues were $3.5 million. However, we eliminated most advertising and marketing support for our product in the second half of 2002 due to a lack of funding. We recapitalized our company in June 2005 through the conversion of approximately $7.7 million of debt into common stock and an initial public offering of our common stock. Since that time we have concentrated our limited financial resources on developing and supporting distribution opportunities that we believe will provide the greatest profitable sales expansion potential. We also developed a powder version of our product to be sold through direct distribution such as the internet as well as retail outlets. Sales of the product to date have not been material. We expect that we will sell the powder mixes in retail stores in 2007.

     We have launched an equity funded print news media campaign to educate consumers about the benefits of NuVim(R) and create market awareness for our product. The media program which began in January 2006 and will continue for approximately eighteen months or until the contracted amount of the newspaper features has been completed.

     We have produced a 30 second television commercial for the refrigerated products, a 60 second television commercial for the powder product and a 5 minute educational video for the product and will air these commercials throughout 2008 through Platinum Television Group headquartered in Deerfield Beach Florida.

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

Unit Case Volume/Case Sales

     The table set forth below discloses selected data regarding sales for the years ended December 31, 2007 and 2006. The data is not necessarily indicative of continuing trends.

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

                                            Twelve Months Ended December 31
                                           2007                         2006
                                         ---------------------------------------
     Gross Cases Sold                        61,394                       70,542
     Gross Sales                         $1,137,285                   $1,292,155
     Net Sales                           $  795,016                   $  943,978

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

     The 61,394 cases sold represent a decrease 9,148 cases or 13% for the twelve months ended December 31, 2007. This decrease for the year is caused by a planned second half decrease; we stopped selling several unprofitable accounts. In the first six months of 2007 sales were ahead of the prior year's by 13%.

Results of Operations

Results of operations for the year ended December 31, 2007 compared to the year ended December 31, 2006

     Gross Sales For the year ended December 31, 2007, gross sales were $1,137,285 a decrease of $154,870, or 12% below gross sales of $1,292,155 for the twelve months ended December 31, 2006. The decrease in gross sales for the year represents not selling some non-profitable accounts

     Discounts, Allowances and Promotional Payments Even though sales declined 12% for the twelve months ended December 31, 2007, promotional allowances, returns and discounts only decreased less than 2% or $5,908 to $342,269 from the promotional allowances and discounts of $348,177 for the year ended December 31, 2006. Because the decrease in sales was due to planned withdrawal from unprofitable accounts, we continued to build the profitable portion of the business through continued promotion. We record the price reductions, which are reimbursed by us to the retailers, in accordance with Financial Accounting Standards Board Emerging Issues Task Force, No. 01-09, Accounting for Consideration Given by a Vendor to a Customer. We expect to continue to use price promotions and coupon distribution selectively as a means to promote consumer sampling and trial of our product into the foreseeable future. As the product matures and a higher percentage of users of our product are repeat purchasers, we expect coupon expense, relative to gross sales, to decline.

                                                        Year Ended December 31
                                                        ----------------------
                                                                                Increase
                                                    2007           2006        (Decrease)    Percentage
                                                  -----------------------------------------------------
Discounts for timely payment                      $  7,916       $ 16,930        (9,014)        (53%)
Product returned after its expiration date         119,432        139,927       (20,495)        (15%)
Promotional price allowances, coupons
  and other incentives                             210,921        190,468        20,453          11%
Slotting fees                                        4,000            852         3,148         369%
                                                  -----------------------------------------------------
Total Discounts, Allowances and
  Promotional  Payments                           $342,269       $348,177        (5,908)         (2%)
                                                  =====================================================

     Net Sales   Net sales for the year ended  December 31, 2007 were $795,016 a decrease of $148,962, or 16% lower than net sales of $943,978 for the twelve months ended December 31,

2006. The withdrawal from unprofitable accounts and continued promotional expense resulted in the aggregate decline.

     Cost of Sales For the twelve months ended December 31, 2007, cost of sales was $582,101, a decrease of $120,391, or 17%, below the $702,492 spent in 2006 compared with a reduction of 13% in case sales. Cost of sales as a percentage of gross sales decreased to 51% for the year ended December 31, 2007, compared to 54% for the twelve months ended December 31, 2006. The decrease in cost of sales from $9.96 per case to $9.48 per case was primarily the result of lower cost of materials as well as improvements in production and warehousing arrangements.

     Gross Profit Gross profit was $212,915 for the year ended December 31, 2007, down only 12% or $28,571 from $241,486 for the year ended December 31, 2006 compared with the 16% reduction in Net Sales. Gross profit as a percentage of gross sales was 18.7% for the year ended December 31, 2007 the same as the 18.7% for the twelve months ended December 31, 2006.

     Selling, General and Administrative Expenses Selling, general and administrative expenses were $1,732,700 for the year ended December 31, 2007, down 27% from $2,407,253 during the twelve months ended December 31, 2006. The decrease of $674,553 was achieved by continued outsourcing of financial and operations management functions without decreasing effectiveness. Changing the sales organization to 100% commission based has continued to control administrative costs. Controlling costs continued to be an important priority.

     Loss from Operations Loss from operations was $1,519,785 for the year ended December 31, 2007 compared to $2,165,767 for the year ended December 31, 2006. The decrease of the loss by $645,982 or almost 30% in 2007 versus 2006 is primarily due to the decreased operating expenses described above.

     Interest Expense Interest expense was $93,799 for the year ended December 31, 2007; a decrease of $21,978 or 19%, from interest expense of $115,777 for the year ended December 31, 2006. The decrease in interest expense is primarily attributable to the retirement of indebtedness.

     Net Loss before Income Tax Benefit Net loss before income tax benefit was $1,613,584 for the year ended December 31, 2007 compared to $2,221,046 for the year ended December 31, 2006. The $607,462 decrease in net loss was primarily attributable to the operating cost controls and the lower interest expense discussed above.

     Income Tax Benefit   The benefit  received from  the sale of our New Jersey
tax loss was reduced this year because our losses are lower each year, so the benefit received from their sale is less.

     Net Loss Net loss was $1,449,378 for the year ended December 31, 2007 compared to $1,778,959 for the year ended December 31, 2006. The $329,581 improvement in net loss was primarily attributable to the improved control of operating costs and the lower interest expense discussed above off set by the reduced income tax benefit.

Liquidity and Capital Resources

     Our operations to date have generated significant operating losses that have been funded through the issuance of common stock and external borrowings. We will require additional sources of outside capital to continue our operations.

     Compensation paid in shares of common stock

     We will still need to raise additional financing to pay our past due obligations, fund operating losses and to support sales and marketing programs to increase sales of our products. If we are not able to identify additional sources of financing, we may not be able to continue operations beyond December 2008. We have participated in the New Jersey Economic development Authority Tax Transfer program for the past 4 years and will again this year. The funds from this program were received in December and amounted to approximately $175,000.

     Net cash used in operating activities for the year ended December 31, 2007 was $771,141, compared to cash used in operating activities of $727,846 during all of 2006.

     A net amount of $730,483 was provided by financing activities during 2007, compared to $470,850 provided for the year 2006. The additional cash was primarily provided by additional common stock sales and drawing on NuVim's bank line of credit.

     As a result, the annual decrease in Cash was reduced over 80% from $214,996 to $40,658.

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

     Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

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

     Critical accounting policies are defined as those that are reflective of significant judgments, estimates and uncertainties and potentially result in materially different results under different assumptions and conditions. For a detailed discussion on the application of these and other accounting policies, see Note 2 to our annual financial statements for the year ended December 31, 2007.

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

Off-Balance Sheet Transactions

     At December 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 7. FINANCIAL STATEMENTS

     The financial statements for the years ended December 31, 2007 and 2006 are contained on pages F-1 to 37, which follow the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Item 8A.  CONTROLS AND PROCEDURES

     (a)  Evaluation of Disclosure Controls and Proceedures

     The Mr. Kundrat, NuVim's Chief Executive Officer and Chief Financial
Officer,
evaluated the effectiveness of the design and operation of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange Act) means controls and other procedures of a company that are designed to ensure that this information is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation of its disclosure controls and procedures, NuVim's chief executive and the chief financial officer have concluded that, as of December 31, 2007 and as of the date of filing, the controls, and procedures were effective at a reasonable assurance level and will continue to operate as designed.

     NuVim maintains certain internal controls over financial reporting that are appropriate, consistent with cost-benefit considerations, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

     (b)  Management's Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal
control  over financial  reporting as  of December  31, 2007.   In making  this
assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control -Integrated Framework. Our management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

     (c)  Changes in Internal Control over Financial Reporting

     No change effecting NuVim's internal controls occurred during the fourth quarter has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

     None

                                    PART III

     Item 9, 10, 11, 12, and 14 are incorporated from the Proxy Statement included in Schedule 14A to be filled within 120 days of the end of NuVim's fiscal year.

ITEM 13.  EXHIBITS

-------------------------------------------------------------------------------------------------------------------------------
  EXHIBIT       DESCRIPTION OF EXHIBIT                                                                       INCORP.      FILED
   NUMBER                                                                                                    BY REF.       NOW
-------------------------------------------------------------------------------------------------------------------------------
     3.1        Registrant's Certificate of Incorporation, as amended                                         (2)
-------------------------------------------------------------------------------------------------------------------------------
     3.2        Registrant's Certificate of Amendment of Certificate of Incorporation                         (2)
-------------------------------------------------------------------------------------------------------------------------------
     3.3        Registrant's Second Amended and Restated Designation and Description of Series A              (4)
                Preferred Stock
-------------------------------------------------------------------------------------------------------------------------------
     3.4        Registrant's Amended and Restated Designation and Description of Series C Preferred Stock     (4)
-------------------------------------------------------------------------------------------------------------------------------
     3.5        Registrant's By-laws                                                                          (2)
-------------------------------------------------------------------------------------------------------------------------------
     4.1        Revised Form of Common Stock Certificate                                                      (4)
-------------------------------------------------------------------------------------------------------------------------------
     4.2        Revised Form of Class A Public Warrant                                                        (4)
-------------------------------------------------------------------------------------------------------------------------------
     4.3        Revised Form of Class B Public Warrant                                                        (4)
-------------------------------------------------------------------------------------------------------------------------------
     4.4        Revised Form of Unit Certificate                                                              (4)
-------------------------------------------------------------------------------------------------------------------------------
     4.5        Revised Form of Warrant Agreement between the Registrant and American Stock Transfer &        (1)
                Trust Company
-------------------------------------------------------------------------------------------------------------------------------
     4.6        Revised Form of Representative's Purchase Warrant                                             (1)
-------------------------------------------------------------------------------------------------------------------------------
     5.1        Legal Opinion                                                                                (11)
-------------------------------------------------------------------------------------------------------------------------------
    10.1        Employment Agreement between the Registrant and Richard P. Kundrat, dated as of               (2)
                September 9, 2004
-------------------------------------------------------------------------------------------------------------------------------
    10.2        Employment Agreement between the Registrant and John L. Sullivan, dated as of                 (2)
                September 9, 2004
-------------------------------------------------------------------------------------------------------------------------------
    10.3        Employment Agreement between the Registrant and Paul J. Young, dated as of                    (2)
                September 9, 2004
-------------------------------------------------------------------------------------------------------------------------------
    10.4        Employment Agreement between the Registrant and Michael Vesey, dated as of December 1, 2004   (3)
-------------------------------------------------------------------------------------------------------------------------------
    10.5        Form of Indemnification Agreement between the Registrant and its directors                    (2)
-------------------------------------------------------------------------------------------------------------------------------
    10.6        Revised 2005 Incentive Stock Option Plan                                                      (4)
-------------------------------------------------------------------------------------------------------------------------------
    10.7        Revised 2005 Directors' Stock Option Plan                                                     (4)
-------------------------------------------------------------------------------------------------------------------------------
    10.8        2000 Employee Stock Option Plan                                                               (2)
-------------------------------------------------------------------------------------------------------------------------------
    10.9        2001 Employee Stock Option Plan                                                               (2)
-------------------------------------------------------------------------------------------------------------------------------
   10.10        2002 Employee Stock Option Plan                                                               (3)
-------------------------------------------------------------------------------------------------------------------------------
   10.11        2000 Employee Equity Incentive Plan                                                           (2)
-------------------------------------------------------------------------------------------------------------------------------
   10.12        Amended and Restated License Agreement between the Registrant and                             (2)
                Stolle Milk Biologics, Inc., dated as of May 1, 2004
-------------------------------------------------------------------------------------------------------------------------------
   10.13        Amended   and   Restated   Supply   Agreement   between   the   Registrant   and              (2)
                Stolle Milk Biologics, Inc., dated as of May 1, 2004
-------------------------------------------------------------------------------------------------------------------------------
   10.14        Loan Agreement between the Registrant and Dick Clark dated as of July 26, 2004                (2)
-------------------------------------------------------------------------------------------------------------------------------
 10.14.1        Letter Agreement dated November 3, 2004 amending certain terms of the Amendment to            (3)
                Services Agreement and Convertible  Promissory note each dated July 26, 2004 and Second
                Amendment to Services Agreement  and Warrant, each dated September 14, 2004
-------------------------------------------------------------------------------------------------------------------------------
 10.14.2        Letter Agreement dated March 28, 2005 amending certain terms of the Amendment to              (4)
                Services Agreement and Convertible Promissory note each dated July 26, 2004 and Second
                Amendment to Services Agreement and Warrant, each dated September 14, 2004
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
 10.14.3        Letter Agreement dated April 30, 2005 amending certain terms of the Amendment to              (5)
                Services  Agreement and  Convertible  Promissory note each dated July 26, 2004 and
                Second Amendment to Services Agreement and Warrant, each dated September 14, 2004
-------------------------------------------------------------------------------------------------------------------------------
 10.14.4        Letter Agreement dated May 31, 2005 amending certain terms of the Amendment to                (1)
                Services Agreement and Convertible Promissory note each dated July 26, 2004 and
                Second Amendment to Services Agreement and Warrant, each dated September 14, 2004
-------------------------------------------------------------------------------------------------------------------------------
   10.15        Security Agreement between the Registrant and Dick Clark dated as of July 26, 2004            (2)
-------------------------------------------------------------------------------------------------------------------------------
   10.16        Form of Secured Promissory Notes Up to $1 Million (Bridge Financing)                          (2)
-------------------------------------------------------------------------------------------------------------------------------
   10.17        Convertible Note dated as of July 26, 2004 payable to Dick Clark                              (2)
-------------------------------------------------------------------------------------------------------------------------------
   10.18        Warrant to Purchase $650,000 of Common Stock dated as of September 14, 2004                   (2)
-------------------------------------------------------------------------------------------------------------------------------
   10.19        Warrant to Purchase up to 9.9% of the Outstanding Capital Stock, dated as of July 26, 2004    (2)
-------------------------------------------------------------------------------------------------------------------------------
   10.20        Services Agreement between the Registrant and Olive Enterprises, Inc., dated                  (2)
                February 20, 2000
-------------------------------------------------------------------------------------------------------------------------------
   10.21        Amendment to Services Agreement between the Registrant and Olive  Enterprises, Inc.,          (2)
                dated as of July 26, 2004
-------------------------------------------------------------------------------------------------------------------------------
   10.22        Second Amendment to Services Agreement between the Registrant and Olive Enterprises, Inc.,    (2)
                dated as of September 14, 2004
-------------------------------------------------------------------------------------------------------------------------------
   10.23        Form of Subordination Agreement (Bridge Financing)                                            (2)
-------------------------------------------------------------------------------------------------------------------------------
   10.24        Consent to Grant Security Interest, Waiver, Subordination and Amendment Agreement between     (2)
                Registrant and Stolle Milk Biologics, Inc., dated August 5, 2004
-------------------------------------------------------------------------------------------------------------------------------
   10.25        Processing and Packing Agreement between the Registrant and Clover Farms Dairy Company,       (2)
                dated June 27, 2000
-------------------------------------------------------------------------------------------------------------------------------
   10.26        Amendment to Processing and Packing Agreement between the Registrant and Clover Farms         (2)
                Dairy Company, effective April 1, 2003
-------------------------------------------------------------------------------------------------------------------------------
   10.27        Second Amended and Restated Stockholders Agreement dated as of August 2, 2004                 (2)
-------------------------------------------------------------------------------------------------------------------------------
   10.28        Amended and Restated Registration Rights Agreement, dated as of August 2, 2004                (2)
-------------------------------------------------------------------------------------------------------------------------------
   10.29        Wachovia line of credit documents                                                             (4)
-------------------------------------------------------------------------------------------------------------------------------
   10.30        Lease between the Registrant and Paramus Plaza IV Associates, dated December 8, 1999 and      (2)
                Addendum II to Lease, dated December 8, 1999
-------------------------------------------------------------------------------------------------------------------------------
   10.31        First Amendment to Lease between the Registrant and Paramus Plaza IV Associates,              (2)
                dated November 5, 2002
-------------------------------------------------------------------------------------------------------------------------------
   10.32        Second Amendment to Lease between the Registrant and Paramus Plaza IV Associates,             (2)
                dated November 23, 2004
-------------------------------------------------------------------------------------------------------------------------------
 10.33.1        Letter Agreements dated December 31, 2004 between Spencer Trask Private Equity Fund I  LP,    (4)
                Spencer Trask Private  Equity Fund II  LP, Spencer Trask Specialty Group LLC and Kevin
                Kimberlin Partners LP, on the one hand, and the registrant on the other, with respect to the debt extinguishment transactions between the parties, as amended by agreements of March 28, 2005
-------------------------------------------------------------------------------------------------------------------------------
 10.33.2        Agreement dated May 2, 2005 further amending the agreements with Spencer Trask                (5)
-------------------------------------------------------------------------------------------------------------------------------
 10.33.3        Agreement dated May 18, 2005 further amending the agreements with Spencer Trask               (1)
-------------------------------------------------------------------------------------------------------------------------------
   10.34        Security Agreement between the Registrant and Spencer Trask Specialty Group LLC,              (4)
                dated January 31, 2002
-------------------------------------------------------------------------------------------------------------------------------
 10.35.1        Modification and Extension Agreement between Stolle Milk Biologics, Inc. and the              (4)
                Registrant dated March 28, 2005
-------------------------------------------------------------------------------------------------------------------------------
 10.35.2        Amendment of March 28, 2005 Modification and Extension Agreement                              (1)
-------------------------------------------------------------------------------------------------------------------------------
 10.36.1        Conversion Agreement dated April 30, 2005 between the Registrant and Dick Clark               (5)
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------

 10.36.2        Amended and Restated Conversion Agreement between the Registrant and Dick Clark,              (1)
                dated May 31, 2005
-------------------------------------------------------------------------------------------------------------------------------
   10.36        Proposal/Memorandum of Understanding between the Registrant and Global Media Fund, LLC        (6)
-------------------------------------------------------------------------------------------------------------------------------
   10.37        Form of Secured Convertible Promissory note between the Registrant and Lenders                (6)
-------------------------------------------------------------------------------------------------------------------------------
   10.38        Form of Warrant Agreement between the Registrant and Lenders                                  (6)
-------------------------------------------------------------------------------------------------------------------------------
   10.39        Form of Warrant  Agreement between the Registrant and Midtown Partners                        (6)
-------------------------------------------------------------------------------------------------------------------------------
   10.40        Placement Agent Agreement between the Registrant and Midtown Partners                         (6)
-------------------------------------------------------------------------------------------------------------------------------
 10.40.1        Letter Terminating Placement Agent Agreement between the Registrant and  Midtown Partners     (6)
-------------------------------------------------------------------------------------------------------------------------------
   10.41        Dick Clark/Stanley Moger Consent to Secured Convertible Note financing                        (6)
-------------------------------------------------------------------------------------------------------------------------------
   10.42        Warrant issued in connection with acquisition of 24% interest in NuVim Powder LLC             (7)
-------------------------------------------------------------------------------------------------------------------------------
   10.43        Placement Agent Agreement                                                                     (7)
-------------------------------------------------------------------------------------------------------------------------------
   10.44        2006 Employee Stock Option Plan                                                               (8)
-------------------------------------------------------------------------------------------------------------------------------
   10.45        Note Extension Letter with Richard Clark and Stanley Moger                                    (9)
-------------------------------------------------------------------------------------------------------------------------------
   10.46        Note Extension Letter with Kirkpatrick &Lockhart Nicholson Graham LLP                         (9)
-------------------------------------------------------------------------------------------------------------------------------
      21        Subsidiaries of the Registrant                                                                (12)
-------------------------------------------------------------------------------------------------------------------------------
    23.2        Consent of WithumSmith+Brown, P.C., Independent Registered Public Accounting Firm             (11)
-------------------------------------------------------------------------------------------------------------------------------
    23.3        Consent of Attorney (included in Exhibit 5.1)                                                 (11)
-------------------------------------------------------------------------------------------------------------------------------
      24        Power of Attorney                                                                             (10)
-------------------------------------------------------------------------------------------------------------------------------
    31.1        Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as                            X
                Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
-------------------------------------------------------------------------------------------------------------------------------
    31.2        Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350,                               X
                as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
-------------------------------------------------------------------------------------------------------------------------------
    32.1        Certification of the Chief Executive pursuant to 18 U.S.C. Section 1350, as                                X
                adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
-------------------------------------------------------------------------------------------------------------------------------
    32.2        Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section                                 X
                1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
-------------------------------------------------------------------------------------------------------------------------------

________________________
(1) Previously filed as part of Pre-effective Amendment No. 6 to the Registration Statement filed on June 6, 2005.
(2) Previously filed as part of the Registration Statement filed on December 2, 2004.
(3) Previously filed as part of Pre-effective Amendment No.1 to the Registration Statement filed on February 3, 2005.
(4) Previously filed as part of Pre-effective Amendment No.3 to the Registration Statement filed on March 31, 2005.
(5) Previously filed as part of Pre-effective Amendment No.5 to the Registration Statement filed on May 4, 2005.
(6)  Previously filed as part of the 2005 Annual Report on Form 10-KSB
(7) Previously filed as part of the Current Report on Form 8-K filed April 21, 2006.
(8)  Previously filed as  part of the Current  Report on Form 8-K  filed May 30,
     2006.
(9) Previously filed as part of the Current Report on Form 8-K filed August 28, 2006.
(10) Previously filed as part of the Registration Statement filed on October 10, 2006.
(11) Previously filed as part of Pre-effective Amendment Number 1 to the Registration Statement filed on December 18, 2006.
(12) Previously filed as part of the Annual Report on Form 10-KSB filed April 14, 2007.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NUVIM, INC.
Date: April 14, 2008
                                      By:    /s/ Richard Kundrat
                                         ---------------------------------------
                                      Richard Kundrat, Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed bellow by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                 Title                       Date
---------                                 -----                       ----

/s/ Richard Kundrat
------------------------------     Chief Executive Officer      April 14, 2008
Richard Kundrat

/s/ Richard Kundrat
------------------------------     Chief Financial              April 14, 2008
Richard Kundrat                    and Accounting Officer

/s/ Richard P. Kundrat
------------------------------                                  April 14, 2008
Richard P. Kundrat                 Director

/s/ Calvin L. Hodock
------------------------------                                  April 11, 2008
Calvin L. Hodock                   Director

/s/ Stanley H. Moger
------------------------------                                  April 11, 2008
Stanley H. Moger                   Director

/s/ Peter V. DeCrescenzo
------------------------------                                  April 14, 2008
Peter V. DeCrescenzo               Director


------------------------------                                  April __, 2008
Doug Scott                         Director

                                   NUVIM INC.

                          ---------------------------

                              FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2006 and 2007

                   --------------------------------------

                              INDEX TO FINANCIAL STATEMENTS

                                                                                             Page
                                                                                            ------
Reports of Independent Registered Public Accounting Firms                                    F - 2
Balance Sheets - December 31, 2006 and 2007                                                  F - 4
Statements of Operations - Years ended December 31, 2006 and December 31, 2007               F - 5
Statements of Cash Flows - Years ended December 31, 2006 and December 31, 2007               F - 6
Statements of Stockholders' Deficit - Years ended December 31, 2006 and December 31, 2007    F - 7
Notes to Financial Statements                                                                F - 8

            REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

To the Audit Committee of
NuVim, Inc.:

We have audited the accompanying balance sheet of NuVim, Inc. (the "Company") as of December 31, 2006, and the related statement of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2I to the accompanying financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payments".

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1B to the financial statements, the Company has suffered recurring losses from operations and, at December 31, 2006 had a net working capital deficiency of $506,292 and a shareholders' deficiency of $1,534,232, that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WithumSmith+Brown, P.C.

Somerville, New Jersey

April 11, 2007

        REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS (Con't)

Stockholders and Directors
Nuvim, Inc.

We have audited the accompanying balance sheet of NuVim, Inc. as of December 31, 2007, and the related statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NuVim, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the year then ended December 31, 2007 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations, including a net loss of approximately $1.5 million for the year ended December 31, 2007, and has a substantial working capital deficiency as of December 31, 2007. These factors raise substantial doubt the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcom e of this uncertainty.

                                    /s/ Sherb & Co., LLP
                                    Certified Public Accountants

New York, New York
April 9, 2008

                                   NUVIM, INC.
                                 BALANCE SHEETS

                                                                                          December 31, 2007
                                                                                   -------------------------------
                                                                                       2007               2006
                                                                                   ------------       ------------

                                         ASSETS

Current Assets:
   Cash and cash equivalents                                                       $     14,814       $     55,472
   Accounts receivable, net                                                              17,594             55,827
   Inventory                                                                            205,456            166,929
   Prepaid expenses and other current assets                                             28,620            191,053
                                                                                   ------------       ------------
      Total Current Assets                                                              266,484            469,281
                                                                                   ------------       ------------

Equipment and furniture, net                                                                 54                598
Deferred offering costs                                                                       -             57,025
Deposits and other assets                                                                 6,206              8,147
Distribution rights                                                                      90,400             90,400
                                                                                   ------------       ------------
      TOTAL ASSETS                                                                 $    363,144       $    625,451
                                                                                   ============       ============

          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Bank line of credit                                                             $     46,663       $         -
   Current portion of accounts payable                                                  386,165            443,426
   Accounts payable and accrued expenses to related party                                    -              57,606
   Accrued expenses                                                                     117,094            119,597
   Accrued compensation                                                                 373,533            336,024
   Rescinded series B offering payable                                                   18,920             18,920
                                                                                   ------------       ------------
      TOTAL CURRENT LIABILITIES                                                         942,375            975,573

Other Liabilities:
  Accounts payable, net of current portion                                              206,429            242,430
  Senior notes payable - related parties, net of unamortized discount of
  $11,619 at December 31, 2007 and $36,667 at Decemer 31, 2006                          488,381            463,333
  Accrued interest - senior notes payable - related parties                             209,160            169,160
  Stockholder loans - subordinated covertable promissory notes                          150,000            150,000
  Accrued interest stockholder loans                                                     33,770             21,770
  Other notes payable, net of unamortized discount of $4,100 at
  December 31, 2007 and $8,500 at December 31, 2006                                     114,900            111,500
  Accrued Interest - other notes payable                                                 35,518             25,917
                                                                                   ------------       ------------
      TOTAL OTHER LIABILITIES                                                         1,238,158          1,184,110
                                                                                   ------------       ------------

TOTAL LIABILITIES                                                                     2,180,533          2,159,683

Stockholders' Deficit:
   Common Stock, 120,000,000 shares authorized, $.00001 par value,
14,740,782 shares issued and outstanding at December 31, 2007 and
11,622,867 shares issued and outstanding at December 31, 2006                               147                116
   Additional paid-in capital                                                        21,655,862         20,489,672
   Accumulated deficit                                                              (23,473,398)       (22,024,020)
                                                                                   ------------       ------------

Total Stockholders' Deficit                                                          (1,817,389)        (1,534,232)
                                                                                   ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                        $    363,144       $    625,451
                                                                                   ============       ============

    The notes to financial statements are an integral part of this statement.

                                   NUVIM, INC.
                            STATEMENTS OF OPERATIONS

                                                                Years Ended December 31,
                                                              ---------------------------
                                                                  2007            2006
                                                              -----------     -----------
Gross sales                                                   $ 1,137,285     $ 1,292,155
Less: discounts, allowances and
      promotional payments                                        342,269         348,177
                                                              -----------     -----------
Net sales                                                         795,016         943,978

Cost of sales                                                     582,101         702,492
                                                              -----------     -----------
Gross profit                                                      212,915         241,486

Selling, general and administrative
  expenses                                                      1,732,700       2,407,253
                                                              -----------     -----------
Loss from operations                                           (1,519,785)     (2,165,767)

Other Income (Expense):
    Interest expense                                              (93,799)       (115,777)
    Gain on sale of assets                                             -           42,000
    Gain on forgiveness of Accounts Payable                            -           18,498
                                                              -----------     -----------
        Total other income (expense) - net                        (93,799)        (55,279)
                                                              -----------     -----------
Net loss before income tax benefit                             (1,613,584)     (2,221,046)
Income tax (expense) benefit                                      164,206         442,087
                                                              -----------     -----------
Net loss                                                      $(1,449,378)    $(1,778,959)
                                                              ===========     ===========

Basic and diluted loss per share                              $     (0.10)    $     (0.20)
                                                              ===========     ===========
Weighted average number of common shares outstanding -
basic and diluted                                              14,104,682       8,953,184
                                                              ===========     ===========

    The notes to financial statements are an integral part of this statement.

                                   NUVIM, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                           Years Ended December 31,
                                                                                        -----------------------------
                                                                                            2007              2006
                                                                                        ------------      -----------
Cash Flow From Operating Activities:
  Net loss                                                                              $(1,449,378)      $(1,778,959)
  Adjustment to reconcile net loss to net cash used in operating activities:
  Depreciation                                                                                  544               904
  Amortization of debt discount on notes payable                                             25,048            14,029
  Stock issued for services                                                                 109,600           266,065
  Employee stock based compensation                                                         383,244           546,881
  Stock issued for compensation                                                              46,583           125,750
  Gain on forgiveness of accounts payable                                                        -            (18,498)
  Gain on sale of assets                                                                         -            (42,000)
  Interest expense accrued in connection with warrants for debt discount                      3,400             7,333
  Provision for sales returns                                                               342,269           348,177

Changes in Operating Assets and Liabilities:
  Accounts receivable                                                                      (304,036)         (368,605)
  Inventory                                                                                 (38,527)            5,785
  Prepaid expenses and other assets                                                         164,374           171,862
  Accounts payable                                                                          (93,262)          (73,407)
  Accounts payable and accrued expenses - related party                                     (57,606)         (173,722)
  Accrued expenses                                                                           (2,503)         (150,371)
  Accrued compensation                                                                       37,509           315,215
  Accrued interest                                                                           61,600            75,715
                                                                                        -----------       -----------
     Net Cash Used in Operating Activities                                                 (771,141)         (727,846)
                                                                                        -----------       -----------

Cash Flow From Investing Activities:
  Proceeds from sale of assets                                                                   -             42,000
                                                                                        -----------       -----------
     Net Cash Provided by Investing Activities                                                   -             42,000
                                                                                        -----------       -----------
Cash Flow From Financing Activities:
  Payment of notes payable                                                                  (25,000)         (160,000)
  Related party advance                                                                      25,000           160,000
  Repayment of related party advance                                                             -             (6,000)
  Bank borrowings                                                                            46,663                -
   Fees related to equity financing                                                              -            (57,025)
  Net proceeds from issuance of common stock                                                683,820           533,875
                                                                                        -----------       -----------
     Net Cash Provided by Financing Activities                                              730,483           470,850
                                                                                        -----------       -----------
(Decrease) Increase in Cash and Cash Equivalents                                            (40,658)         (214,996)
Cash and Cash Equivalents at Beginning of Year                                               55,472           270,468
                                                                                        -----------       -----------
Cash and Cash Equivalents at End of Year                                                $    14,814       $    55,472
                                                                                        ===========       ===========

    The notes to financial statements are an integral part of this statement.

                                   NUVIM, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                     YEARS ENDED DECEMBER 31, 2006 and 2007

                                                           Common Stock          Additional                       Total
                                                    ------------------------      Paid-In       Accumulated    Shareholders'
                                                       Shares       Amount        Capital         Deficit         Deficit
                                                    ----------   -----------    ------------   --------------  -------------

Balance at December 31, 2005                         5,034,995   $        51    $ 18,167,605   $ (20,245,061)  $ (2,077,405)

Stock sold to accredited investors, net              2,970,000            30         533,845                        533,875
Stock issued for services                              762,554             8         272,057                        272,065
Stock cancellation for services not rendered           (17,142)                       (5,999)                        (5,999)
Stock issued for accounts payable                      331,453             3         110,581                        110,584
Stock issued for accrued compensation                1,246,643            12         481,278                        481,290
Stock issued for secured convertible                                                                                      0
   promissory notes                                    335,000             3          66,997                         67,000
Stock issued for stockholders loans                                                                                       0
   and accrued interest                                290,614             3          96,183                         96,186
Stock issued for purchase of Nuvim Powder, LLC         450,000             4          89,996                         90,000
Employee stock based compensation                                                    546,881                        546,881
Stock issued for employee compensation                 218,750             2          43,748                         43,750
Warrants issued for note extension - senior notes                                     44,000                         44,000
Warrants issued for note extension - other notes                                       8,500                          8,500
Warrants issued for services                                                          34,000                         34,000
                                                                                                                          0
Net loss                                                                                          (1,778,959)    (1,778,959)
                                                    ----------   -----------    ------------   --------------  -------------
Balance at December 31, 2006                        11,622,867           116      20,489,672     (22,024,020)    (1,534,232)

Stock sold to accredited investors, net              2,506,000            25         683,795              -         683,820
Registration costs                                          -             -          (57,025)             -         (57,025)
Stock issued for accrued compensation                  172,915             2          46,580              -          46,582
Stock issued for services                              439,000             4         109,596              -         109,600
Employee stock based compensation                           -             -          383,244              -         383,244
Net Loss                                                    -             -               -       (1,449,378)    (1,449,378)
                                                    ----------   -----------    ------------   --------------  -------------
Balance at December 31, 2007                        14,740,782   $       147    $ 21,655,862   $ (23,473,398)  $ (1,817,389)
                                                    ==========   ===========    ============   ==============  =============

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

B. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred net losses of $1,449,378 and $1,778,959 for the years ended December 31, 2007 and 2006, respectively. Management also expects operating losses to continue in 2008. The Company's continued existence is dependent upon its ability to secure adequate financing to fund future operations and commence profitable operations. To date, the Company has supported its activities through the sale of common stock.

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

Accounts receivable are recorded at their net realizable value. The Company estimates an allowance for doubtful accounts, sales returns and allowances based on historical trends and other criteria. At December 31, 2007 and 2006, these allowances approximated $25,908 and $26,100, respectively. No bad debt expense was incurred in 2007 and 2006 as all allowances represented sales returns or promotional allowances.

C. Inventories

Inventories, which are predominantly raw materials and finished goods, are stated at the lower of cost (first-in, first-out method) or market. A provision for excess or obsolete inventory is recorded at the time the determination is made. For finished goods, inventory that is within 30 days of its expiration date is charged to cost of sales.

D. Deferred Offering Costs

During 2006, the Company incurred $57,025 in deferred offering costs in regard to their SB-2 filing during the year to register securities as of December 31, 2006. The registration statement related to the securities was declared effective during 2007 and the amount was reclassified to stockholders equity.

E. Revenue Recognition

The Company records revenue at the time the related products are received by the customer from the public warehouse used by the Company and the risk of ownership has passed to the customer. A provision for estimated product returns, promotional allowances and cash discounts based on the Company's historical experience is recorded during the period of sale.

F. Promotional Allowances

As an inducement to its customers to display the Company's products in preferred locations of their stores, the Company provides placement and promotional allowances to certain customers. The Company also reimburses retailers for coupon redemptions, and provides credits for product which has not been sold by its expiration date. These allowances and credits are reflected as a reduction of gross sales in accordance with Emerging Issues Task Force ("EITF") No. 01 -09"Accounting for Consideration Given by a Vendor to a Customer".

G. Freight Costs

In accordance with EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs," reimbursement of freight charges are recorded in net sales and the Company is disclosing that unreimbursed freight costs are recorded as selling general and administrative expenses. For the years ended December 31, 2007 and 2006, freight-out costs approximated $207,000 and $270,000, respectively, and have been recorded in selling, general and administrative expenses.

H. Equipment and Furniture

Equipment and furniture is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets (3-5 years).

I. Stock-Based Compensation

The Company adopted SFAS No. 123R, "Share Based Payments." SFAS No. 123R requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company's stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company's forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company's actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying SFAS No. 123R approximated $383,000 and $546,881 in compensation expense during the years ended December 31, 2007 and 2006, respectively. Such amount is included in general and administrative expenses on the statement of operations.

J. Advertising  and Promotion Costs

Advertising and promotion costs are expensed as incurred. Advertising expenses, including media advertising, in store sampling programs, and advertisements in customer printed circulars were included in selling, general and administrative expenses, with the exception of coupon expenses which were included as a reduction of net sales. During the years ended December 31, 2007 and 2006, advertising and promotion expense was approximately $192,000 and $268,000, respectively.

K. Income Taxes

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

L. Use of Estimates

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

M. Net Loss Per Share

Basic loss per share has been calculated using the weighted average number of common shares outstanding in accordance with FASB 128 "Earnings Per Share." All potentially dilutive securities, including options, convertible notes, convertible preferred stock and warrants have been excluded as common stock equivalents and diluted loss per share has not been presented as such securities are antidilutive due to the Company's net loss for all periods presented. At December 31, 2007, the Company had warrants outstanding to purchase 7,513,800 shares of common stock and employee stock options to purchase 3,696,147 shares of common stock outstanding, which are not included in the calculation.

N. Impairment of Long Lived Assets

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 2007 and December 31, 2006 the Company has not recognized any impairment charges for long lived assets.

O. Concentration of Risks

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

Sales to one customer during the year ended December 31, 2007 approximated 50% of sales. Sales to two customers during the year ended December 31, 2006 approximated 51% and 12% of sales. A loss of one of these customers could have a significant adverse effect on the Company's results of operations and cash flows.

Accounts receivable from four customers  at December 31, 2007 approximated  49%,
11%, 11% and 10%, respectively and two customers at December 31, 2006 approximated 53% and 11% of accounts receivable.

One outside vendor manufactured all of the Company's finished goods. During the years ended December 31, 2007 and 2006, manufacturing costs of approximately $230,000 and $208,000 were incurred at this vendor. There was no amount due to this vendor at December 31, 2007 and 2006.

P. Value of Financial Instruments

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

Q. Recent Accounting Pronouncements

    SFAS No. 159
    ------------

    In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FAS 115 ("SFAS No. 159"). SFAS No. 159 allows companies to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively. The Company is currently evaluating the impact of adopting SFAS No. 159 on our consolidated financial position, results of operations and cash flows.

    FASB Statement Number 141 (revised 2007)
    ----------------------------------------

    In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement's scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting-the acquisition method-to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports.

    This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141's cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.

    This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquirer), including those sometimes referred to as "true mergers" or "mergers of equals" and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to:
    (a) The formation of a joint venture, (b) The acquisition of an asset or a group of assets that does not constitute a business, (c) A combination between entities or businesses under common control, (d) A combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization.

    This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

    FASB Statement Number 160
    -------------------------

    In December 2007, the FASB issued FASB Statement No. 160 - Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated

    Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance.

    This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity.

    A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (a) The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity, (b) The amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (c) Changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent's ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions, (d) When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, (e) Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

    This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

R.  Distribution Rights

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

S. Accounts Payable

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

T. Reclassifications

Certain reclassifications were  made to the  presentation of the  2006 financial
statements  in  order  to  conform  to  the  2007  financial  statements.   Such
reclassifications had no effect on the prior year's results of operations.

NOTE 4 - INVENTORY

Inventory consists of the following:

                                     December 31,
                                 ------------------
                                  2007       2006
                                --------   --------
Raw materials                   $ 81,206   $ 60,911
Finished goods                   124,250    106,018
                                --------   --------
Total                           $205,456   $166,929
                                ========   ========

NOTE 5 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid Expenses and Other Current Assets consists of the following:

                                 December 31,
                             -------------------
                               2007       2006
                             -------    --------
Prepaid Advertising          $  --      $141,250
Prepaid Insurance             28,620      41,303
Other Prepaids and
    Advance Payments            --         8,500
                             -------    --------
Total                        $28,620    $191,053
                             =======    ========

NOTE 6 - EQUIPMENT AND FURNITURE

Equipment and furniture consists of the following:

                                           December 31,
                                      ----------------------
                                        2007          2006
                                      --------      --------
Furniture and fixtures                $ 54,964      $ 54,964
Less: accumulated depreciation         (54,910)      (54,366)
                                      --------      --------
Equipment and furniture, net          $     54      $    598
                                      ========      ========

Depreciation expense for years ended December 31, 2007 and 2006 was $544 and $904, respectively.

During 2006 the Company sold its equipment that was fully depreciated that led to a gain of $42,000.

NOTE 7 - BANK LINE OF CREDIT

The Company has a revolving line of credit with a bank in the amount of $50,000. The borrowings are secured by assets of the Company. As of December 31, 2007, there was $46,663 outstanding on this line of credit. The loan bears interest at an annual rate of 29.99%.

NOTE 8 - SENIOR NOTES PAYABLE - RELATED PARTIES

In 2006, two holders of more than 5% of the Company's common stock, one of which is also a member of the Company's board of directors, agreed to extend the maturity of senior notes payable aggregating $500,000, and all the unpaid interest thereon until January 15, 2009 In consideration of entering into the agreements, each note-holder received warrants to purchase 100,000 shares of common stock for $0.35 per share, expiring in 2015. These warrants were valued under the black sholes method and were recorded as debt discount in the amount of $44,000 and are being amortized over the 26 month term of the note.

The Company has recorded  $40,000 and $50,000 as  interest expense on the  notes
during 2007 and 2006, respectively.   Accrued interest was $209,160 at  December
31, 2007 and $169,160 at December 31, 2006.

The notes accrue interest at 12% per annum, unless they are in default, in which case the interest increases to 18%. The notes are secured by all of the assets of the Company, and certain Company creditors were executed subordination agreements in favor of the lenders.

NOTE 9 - STOCKHOLDER LOANS - SUBORDINATED CONVERTIBLE PROMISSORY NOTES

Stockholder Loans - Subordinated Convertible Promissory Notes consists of two notes in the amount $100,000 and $50,000, which are due on demand, as there is no stated term to these notes as of December 31, 2007. The notes bear interest at a rate of 8% and default interest at 14%. The notes are subordinated in right of payment to the senior notes payable-related parties.

The holder of these notes may convert the notes (or a portion thereof) into a number of shares of Company's Series C preferred stock, calculated by dividing the amount of the debt being converted by $.20 per share rounded to the nearest whole share.

In 2006, two stockholders converted debts totaling $75,000 and accrued interest of $21,100 into 291,000 shares of common stock.

At the holder's election, unless converted, the accrued interest on the notes shall be paid to the holder in cash on the conversion date.

Interest expense on stockholder loans was $12,000 and $17,000 for the years ended December 31, 2007 and 2006, respectively. Accrued interest payable was $33,770 and $21,770 as of December 31, 2007 and 2006, respectively.

NOTE 10 - ACCRUED COMPENSATION

Accrued compensation consists of unpaid salary to certain officers and employees of the Company. Compensation expense related to accrued and unpaid salary and

NOTE 11 - RESCINDED SERIES B OFFERING PAYABLE

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

In November 2002, the Company consummated its offer to rescind the Series B offering and refund the original purchase price, or issue replacement shares of the Company's Series C convertible preferred stock at the proposed offering
price  of $.20  per share,  at the  investors' option.   Investors representing
$568,600 elected to receive, and were issued, 2,843,000 replacement shares of the Series C convertible preferred stock, and investors representing $78,500 elected a cash refund. The Company paid an additional $23,080 of the refunded proceeds due during 2005 and $0 during 2006, The liability remaining at December 31, 2007 and 2006 is $18,920.

NOTE 12 - RELATED PARTY ADVANCES

During 2006, an officer advanced the Company working capital funds in anticipation of the receipt of funds from the sale of the State of New Jersey Tax losses. A total of $160,000 was advanced in increments beginning in August 2006 and ending in December 2006 when the advances were fully repaid. The officer was also paid approximately $1,600 in interest that was accrued at 8%.

During 2007, an officer advanced the Company working capital funds in the amount of $25,000 and was repaid.

NOTE 13 - OTHER NOTES PAYABLE

Other notes payable consists of notes payable issued to a law firm in payment of past due legal fees and accrued interest thereon. The note has a maturity date of January, 2009 and bears interest at a rate of 8% per annum. Interest expense related to the note was $13,000 and $11,450 for 2007 and 2006, respectively. Accrued interest was $35,317 and $25,917 at December 31, 2007 and 2006. In connection with this note the Company issued warrants to purchase 50,000 shares of common stock for $.35 per share which were valued at $8,500 and recorded as debt discount and are being amortized over the note life of 30 months. This warrant expires in 2015.

NOTE 14 - STOCKHOLDERS' DEFICIT

A. Capital Stock

The Company is authorized to issue 185,000,000 shares of all classes of capital stock, including 120,000,000 as common. The Company has authorized 65,000,000 shares of all classes of preferred stock, of which 4,875,850 shares are designated as Series A and 50,000,000 as Series C.

The Series A and C Convertible Preferred Stock "Series A" and "Series C", with respect to the terms of such preferred stock, the Board of Directors shall have the authority by resolution to fix all of the powers, preferences and rights, and qualifications, limitations and restrictions of the preferred stock.

B. Warrants

The following is a summary of warrants outstanding at December 31, 2007:

                                Number of Shares
Issue Date    Expiration Date   of Common Stock      Price           Basis for Warrant Issuance
-----------   ---------------   ----------------   ---------    -------------------------------------
11/01/02         06/20/08              1,273        $ 11.00     Placement Agent Class C Prefd (a)
03/01/03         02/28/10              2,577        $ 11.00     Accrued Compensation
09/15/04         09/14/14            325,000        $  1.00     Second Amend Service Agreement (a)
06/25/05         06/24/10            245,000        $  1.50     Conversion of Note Payable
06/25/05         06/24/10            245,000        $  2.00     Conversion of Note Payable
06/25/05         06/24/10          2,700,000        $  1.50     Class A IPO Warrants (b)
06/25/05         06/24/10          2,700,000        $  2.00     Class B IPO Warrants
06/25/04         06/24/10            270,000        $  1.20     Underwriter's warrants
11/01/05         06/24/10            250,000        $  1.50     Media Campaign
11/01/05         06/24/10            250,000        $  2.00     Media Campaign
12/22/05         12/22/10             24,950        $  0.40     Bridge Loan Agent
02/14/06         02/13/13             50,000        $  1.00     25% of NuVim Powder LLC
04/06/06         04/06/10            200,000        $  0.60     Investor Relation
08/23/06         08/15/15            100,000        $  0.35     Secured Note Extension
08/23/06         08/15/15            100,000        $  0.35     Secured Note Extension
11/07/06         08/15/15             50,000        $  0.35     Note Extension
                                   ----------
                                    7,513,800
                                   ==========

(a)   Includes anti-dilution agreement and cashless exercise right.
(b)   Callable at $.25 if common stock trades at $2.00 for five days.

C. Stock Options

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

A summary of the activity in the Plans is as follows:

                                                                       Weighted-
                                                                        Average
                                                          Number of    Exercise
                                                           Shares        Price
                                                          ---------    ---------
     Outstanding December 31, 2005                        1,643,316     $ 1.01
     Cancelled                                             (954,669)    $
     Issued                                               1,940,000     $ 0.32
                                                          ---------
     Outstanding December 31, 2006                        1,643,316     $ 0.58
     Cancelled                                             (102,500)    $ 1.00
     Issued                                               1,700,000     $ 0.40
                                                          ---------
     Outstanding at December 31, 2007                     3,696,147     $ 0.75
                                                          =========
     Exercisable at December 31, 2007                     3,614,483     $ 0.75
                                                          =========
     Exercisable at December 31, 2006                     2,465,318     $  .58
                                                          =========
     Exercisable at December 31, 2005                     1,150,816     $ 1.01
                                                          =========

Grant date fair value per option of options issued in:

        2007 -              $    .29
                            ========
        2006 -              $    .26
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

The weighted-average remaining contractual life of options outstanding was 8 and
8.9 years as of December 31, 2007 and December 31, 2006, respectively.

A summary of the status of the Company's nonvested shares as of December 31, 2007 and 2006, and changes during the year ended December 31, 2007 and 2006 are presented below:

                                                                 Weighted-
                                                   Weighted-      Average
                                                    Average      Remaining
                                                     Fair       Contractual
                                                   Number of      Value at        Term
                                                    Shares       Grant Date     (in years)
                                                  ----------    ------------   ------------
Non-vested shares at December 31, 2005 ......        492,456    $       1.00            9.5
Options granted .............................      1,940,000            ---            ---
Options vested ..............................      2,107,506)           ---            ---
Options forfeited or expired ................       (161,621)           ---            ---
                                                  ----------    ------------   ------------
Non-vested shares at December 31, 2006 ......        163,329    $       1.00            8.5

Options granted .............................      1,170,000            ---            ---
Options vested ..............................     (1,251,664)           ---            ---
Options forfeited or expired ................            (--)           ---            ---
                                                  ----------    ------------   ------------
Non-vested shares at December 31, 2007 ......         81,665    $       1.00            8.5
                                                  ==========    ============   ============

As of December 31, 2006, no outstanding options had an exercise price that was less than the fair value of the Company's common stock. as of December 31, 2005, there was approximately $438,000 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized in future years.

At December 31, 2007, the fair value of stock option grants has been calculated using the black-scholes method using the following assumptions:

    Risk-free rate                                   3.5% - 4.85%
    Dividend yield                                        0
    Volatility factor of the expected market          .10% to 90%
    Price of the Company's common stock              $.20 to 11.00
    Average life                                       5- 7 years

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

D.  Sales for Cash

On March 1 and 8, 2007, NuVim issued a total of 433,333 shares to an unrelated accredited investor for $130,000 or $.30 per share. No commissions or fees were paid in connection with this sale.

On March 8, 2007, three of NuVim's outside directors, purchased an aggregate of 100,000, shares of common stock for $30,000 or $0.30 per share

At the end of the first quarter of 2007, NuVim received $300,000 from Julius Baer Multistock SICAV US Stock Fund, a European Institutional Investor to purchase 1,000,000 shares of common stock at a price of $.30 per share. NuVim paid a commission of $39,000 to Continental Advisors SA in connection with this sale.

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

E. Common Stock Issued for Services

During the first quarter of 2007, the Company issued 205,000 shares of common stock for legal services, consulting services and for the preparation of certain corporate presentation services. . Compensation expense was recorded in the amount of $38,400, which was the then fair market value of the shares issued.

During April 2007 NuVim agreed with a communications expert to provide various services for a total of 26,000 shares of common stock. The services have a value of approximately $13,000.

On July 12, 2007, NuVim issued 72,000 shares of common stock to its consultant, James Schnorf, for services to be rendered having a value of $18,720.

During September 2007 the Company issued 36,000 shares of common stock to an accredited investor for services. The stock had a fair value of approximately $5,980.

During the fourth quarter of 2007, the Company issued 100,000 shares of common stock for professional services rendered. Compensation expense was recorded in the amount of $33,500, which was the then fair market value of the shares issued.

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

F. Stock Issued for Trade Debt

In June 2006, several creditors agreed to accept 331,453 shares of common stock at a price of $0.35 per share to settle an aggregate of approximately $111,000 of current or past due trade debt.

G. Common Stock issued for Executive Compensation

In January and March 2007, NuVim issued 172,915 shares of common stock payment of past due salaries and a bonus to the Company's CEO. These shares issued were in lieu of $46,582 of cash compensation.

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

On April 21, 2006 The Company issued 183,955 shares of common stock to its former CFO for unpaid salary and bonus.

During December 2006, Mr. Kundrat, NuVim's CEO, agreed to accept 392,188 shares of common stock in lieu of cash payments of $125,500 for part of his executive bonus for 2006 and 218,750 shares of common stock in lieu of cash payment of his $43,750 of unpaid 2005 salary.

H. Common Stock issued on Conversion of Secured Convertible Promissory Notes

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

I. Stock Reserved

At December 31, 2006, the Company had reserved shares of its common stock as follows:

                                                   Common
                                                 ----------

Exercise of common stock warrants                 7,513,800
Exercise of stock options                         3,614,483
                                                 ----------
Total                                            11,128,283
                                                 ==========

J. Acquisition of the Remainder of NuVim Powder LLC

On August 23, 2004 NuVim Powder LLC was formed as a condition to a loan greement with a director and investor, who was also a spokesperson for the ompany. NuVim Powder LLC was owned 51% by the Company, 12.5% by the pokesperson, 12.5% by the director and 24% by a related vendor providing roduction services to the Company, and was to be the exclusive distributor of ood powder products developed by the Company. The LLC was not active in 2004 nd 2005.

NuVim originally planned to distribute the powder version of its product through subsidiary of which fifty-one percent was to be owned by NuVim and the balance wned by Santa Fe Productions Inc., the venture's production company, the entertainer Dick Clark, and NuVim director Stanley Moger.

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

NOTE 15 - INCOME TAXES

Based on the Company's operating losses, no provision for income taxes has been provided for the years ended December 31, 2007 and 2006. As of December 31, 2007, the Company had net operating losses of approximately $21,200,000 which expire between the years 2019 and 2027. Due to the Company's initial public offering there was a change in ownership in accordance with relevant provisions of the Internal Revenue Code, which are expected to limit the realization of certain net operating losses under IRC Section 382.

At December 31, 2006 and 2007, the Company had deferred tax assets of approximately $7,000,000 and $7,400,000, respectively. A valuation allowance for the full amount of the deferred tax assets was established since it is more likely than not that all of the deferred tax assets will not be realized. Deferred tax assets principally consist of net operating losses and accrued compensation expense.

In December 2007 and 2006, the Company received proceeds from the sale of the rights to approximately $2,000,00 and $6,275,000 of New Jersey state income tax losses, respectively. Based on an agreement with the State of New Jersey, the Company was allowed to allocate and sell their net operating loss representing $190,000 and $502,599 in 2007 and 2006, respectively, in potential tax benefits under the Technology Business Tax Certificate Program administered by the New Jersey Economic Development Authority. The Company received net proceeds of $164,206 and $442,287 in 2007 and 2006, respectively, related to the sale and accordingly recorded them as a tax benefit in the year received.

The state of New Jersey renews the program annually and currently limits the aggregate proceeds to $60,000,000. We cannot be cerain if we will be able to sell any of our remaining or future New Jersey loss carryforwards or tax credits under this program.

NOTE 16 - COMMITMENTS

A. Lease

The Company leases office space under an agreement which expires in March 2011, with annual payments approximating $34,960. During the years ended December 31, 2007 and 2006, rent expense was approximately $53,000 and $58,000, respectively.

C. Employment Agreements

The Company has an employment agreement with its Chief Executive Officer which provides for an annual salary of $225,000 plus bonus. The agreement automatically extends for successive and additional one year periods, unless Employee or Company shall provide a written notice or termination at least 180 days prior to the end of the extended term. .

NOTE 17 - RELATED PARTY TRANSACTIONS

Included in selling, general and administrative expenses are salaries to immediate family members of an executive officer of the Company of approximately $53,250 and $48,000 for the years ended December 31, 2007 and 2006, respectively.

NOTE 18 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                               December 31,
                                                          ----------------------
                                                            2007         2006
                                                          --------    ----------

Interest paid                                             $     -     $       -
Income taxes paid                                               -             -

Non-Cash Financing Activities:
Assignment of senior secured debt
  and accrued interest to related party                         -      2,679,498
Automatic conversion of notes payable                           -        245,000
Debt extinquished through issuance of stock                     -      7,679,916
Warrants issued for convertible debt discount                   -        117,366
Settlement of deferred offering costs                           -         95,000
Issuance of common stock for services                       109,600      250,000
Stock issued for accounts payable and
  accrued compensation                                    $  46,582   $  147,852

NOTE 19 - SUBSEQUENT EVENTS

In March 2008, the CEO agreed to defer the payment of his accrued compensation until 2009.

In February and March 2008, the Company issued 410,000 shares of common stock and 25,000 warrants to purchase shares of common stock at $.25 each. These shares and warrants were issued for services and will be expensed at the then fair market value of the shares issued or the value of the services tendered.

In March 2008, the Company issued 294,118 shares of common stock and 147,059 warrants to purchase shares of common stock at $.25 each to an individual for $50,000 in cash.

In April 2008, the Company entered into an agreement to issue 656,000 shares of common stock and a $20,000 note payable due on January 15th, 2009 for the satisfaction of a $184,000 trade payable.