Form 10-Q
period 2008-03-31
NUVIM INC
filed 2008-05-15
CIK 1170652

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (Mark One)

     /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         ECHANGE ACT OF 1934
                         For the quarterly period ended March 31, 2008
                                                or
     / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) of the SECURITIES
         EXCHANGE ACT OF 1934
                   For the Transition Period from             to

                          Commission File No. 000-50508
                                             ----------

                                 NUVIM(R), INC.
             (Exact name of registrant as specified in its charter)

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

Check whether  the registrant  (1) filed  all reports  required to  be filed  by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

   -----------------------------------------------------------------------------
    Large accelerated filer      / /         Accelerated filer             / /
   -----------------------------------------------------------------------------
    Non-accelerated filer        / /         Smaller reporting company     /X/
   -----------------------------------------------------------------------------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes / / No /X/

At May 1, 2008, 16,247,959 shares of the registrant's Common Stock, par value $0.00001 per share, were outstanding.

                                   NUVIM, INC.

                          Quarterly Report on Form 10-Q

                      Quarterly Period Ended March 31, 2008

                                Table of Contents

Part I - Financial Information

Item 1. Financial Statements (Unaudited)
Balance Sheet - March 31, 2008 (Unaudited) and December 31, 2007 (Audited)                 3
Statements of Operations - For the three ended March 31, 2008 and 2007 (Unaudited)         4
Statement of Changes in Stockholders' Deficit for the three months ended March 31, 2008
(Unaudited)                                                                                5
Statements of Cash Flows for the three months ended March 31, 2008 and 2007 (Unaudited)    6
Notes to Financial Statements (Unaudited)                                                  7
Item 2. Management's Discussion and Analysis or Plan of Operation                         11
Item 3. Quantitative and Qualitative Disclosures about Market Risk                        20
Item 4T. Controls and Procedures                                                          20

PART II - Other Information
Item 1. Legal Proceedings                                                                 22
Item 1A. Risk Factors                                                                     22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                       27
Item 3. Defaults upon Senior Securities                                                   28
Item 4. Submission of Matters to a Vote of Security Holders                               28
Item 5. Other Information                                                                 28
Item 6. Exhibits                                                                          28
Signatures                                                                                30

                          PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                                   NUVIM, INC.
                                 BALANCE SHEETS

                                                                               March 31,        December 31,
                                                                             -------------------------------
                                                                                 2008               2007
                                                                             ------------       ------------
                                                                              (unaudited)
                          ASSETS
Current Assets:
   Cash and cash equivalents                                                       $8,643            $14,814
   Accounts receivable, net                                                        17,895             17,594
   Inventory                                                                      225,727            205,456
   Prepaid expenses and other current assets                                       45,802             28,620
                                                                             ------------       ------------
      Total Current Assets                                                        298,067            266,484
                                                                             ------------       ------------
Equipment and furniture, net                                                          -                   54
Deposits and other assets                                                           6,206              6,206
Distribution rights                                                                90,400             90,400
                                                                             ------------       ------------
      TOTAL ASSETS                                                               $394,673           $363,144
                                                                             ============       ============

           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Bank line of credit                                                            $49,263            $46,663
   Advance from Officer                                                            25,000                -
   Current portion of accounts payable                                            451,815           $386,165
   Accrued expenses                                                               103,273            117,094
   Accrued compensation                                                            77,250            373,533
   Rescinded series B offering payable                                             18,920             18,920
   Senior notes payable - related parties, net of unamortized discount of
      $3,495 at March 31, 2008 and $11,619 at Decemer 31, 2007                    496,505            488,381
   Accrued interest - senior notes payable - related parties                      219,160            209,160
   Stockholder loans - subordinated covertable promissory notes                   150,000            150,000
   Accrued interest stockholder loans                                              36,770             33,770
   Other notes payable, net of unamortized discount of $4,250 at
      March 31, 2008 and $5,100 at December 31, 2007                              115,750            114,900
   Accrued Interest - other notes payable                                          37,917             35,518
                                                                             ------------       ------------
      TOTAL CURRENT LIABILITIES                                                 1,781,623          1,974,104

Long-term Debt
   Accrued compensation                                                           352,283                -
   Accounts payable, net of current portion                                       206,429            206,429
                                                                             ------------       ------------
      TOTAL LONG-TERM DEBT                                                        558,712            206,429
                                                                             ------------       ------------

TOTAL LIABILITIES                                                               2,340,335          2,180,533

Commitments and Contingencies

Stockholders' Deficit:
   Common Stock, 120,000,000 shares authorized, $.00001 par value,
      15,444,900 shares issued and outstanding at March 31, 2008 and
      14,740,782 shares issued and outstanding at December 31, 2007                   154                147
   Additional paid-in capital                                                  21,814,404         21,655,862
   Accumulated deficit                                                        (23,760,220)       (23,473,398)
                                                                             ------------       ------------

Total Stockholders' Deficit                                                    (1,945,662)        (1,817,389)
                                                                             ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                      $394,673           $363,144
                                                                             ============       ============

                                   NUVIM, INC.
                            STATEMENTS OF OPERATIONS

                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                  2008              2007
                                                               -----------      -----------
                                                               (unaudited)
Gross sales                                                      $183,983         $328,133
Less: discounts, allowances and promotional payments               58,991           87,311
                                                               ----------       ----------
Net sales                                                         124,992          240,822

Cost of sales                                                     104,529          168,945
                                                               ----------       ----------
Gross profit                                                       20,463           71,877

Selling, general and administrative expenses                      276,455          332,410
                                                               ----------       ----------
Loss from operations                                             (255,992)        (260,533)

Other Income (Expense):
  Interest expense                                                (30,830)         (20,650)
                                                               ----------       ----------
     Total other income (expense) - net                           (30,830)         (20,650)
                                                               ----------       ----------
Net loss before income tax benefit                               (286,822)        (281,183)
                                                               ----------       ----------
Net loss                                                        ($286,822)       ($281,183)
                                                               ==========       ==========

Basic and diluted loss per share                                   ($0.02)          ($0.02)
                                                               ==========       ==========
Weighted average number of common shares
   outstanding - basic and diluted                             14,858,135       12,578,491
                                                               ==========       ==========

                                   NUVIM, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                    FOR THE THREE MONTHS ENDED MARCH 31, 2008
                                   (unaudited)

                                            Common Stock                   Additional                             Total
                                            -------------------------        Paid-In         Accumulated       Shareholders'
                                               Shares         Amount         Capital          Deficit            Deficit
                                            -----------       -------      -----------      -------------      ------------
Balance at December 31, 2007                 14,740,782          $147      $21,655,862      ($23,473,398)      ($1,817,389)

Stock sold to accredited investors, net         294,118             3           49,997            -                 50,000
Stock issued for services                       410,000             4           81,996            -                 82,000
Employee stock based compensation                -                 -            26,549            -                 26,549
Net Loss                                         -                 -            -               (286,822)         (286,822)
                                            -----------       -------      -----------      -------------      ------------
Balance at March 31, 2008                    15,444,900          $154      $21,814,404      ($23,760,220)      ($1,945,662)
                                            ===========       =======      ===========      =============      ============

                                   NUVIM, INC.
                            STATEMENTS OF CASH FLOWS

                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                  2008             2007
                                                               -----------      ----------
                                                               (unaudited)
Cash Flow From Operating Activities:
   Net loss                                                    ($286,822)       ($281,183)
   Adjustment to reconcile net loss to net cash used in
operating activities:
   Depreciation                                                       54              226
   Amortization of debt discount on notes payable                  8,974            5,250
   Stock issued for services                                      82,000           36,100
   Employee stock based compensation                              26,549           14,275
   Stock issued for compensation                                     -             46,583
   Provision for sales returns                                    58,991           87,311

Changes in Operating Assets and Liabilities:
   Accounts receivable                                           (59,292)         (87,258)
   Inventory                                                     (20,271)           9,382
   Prepaid expenses and other assets                             (17,182)            (588)
   Accounts payable                                               65,650           44,091
   Accounts payable and accrued expenses - related party             -            (28,606)
   Accrued expenses                                              (13,821)          26,980
   Accrued compensation                                           56,000           (9,783)
   Accrued interest                                               15,399           15,400
                                                               ---------        ---------
      Net Cash Used in Operating Activities                      (83,771)        (121,820)
                                                               ---------        ---------

Cash Flow From Financing Activities:
   Related party advance                                          25,000              -
   Bank borrowings                                                 2,600              -
   Net proceeds from issuance of common stock                     50,000          419,200
                                                               ---------        ---------
      Net Cash Provided by Financing Activities                   77,600          419,200
                                                               ---------        ---------

(Decrease) Increase in Cash and Cash Equivalents                  (6,171)         297,380
Cash and Cash Equivalents at Beginning of Year                    14,814           55,472
                                                               ---------        ---------
Cash and Cash Equivalents at End of Period                        $8,643         $352,852
                                                               =========        =========

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

B. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred net losses of $286,822 and $281,183 for the three months ended March 31, 2008 and 2007, respectively. Management also expects operating losses to continue in 2008. The Company's continued existence is dependent upon its ability to secure adequate financing to fund future operations and commence profitable operations. To date, the Company has supported its activities through borrowings and equity investments. During 2007, the Company raised net proceeds of $683,000 through the sale of equity securities. During 2008, the company has raised approximately $75,000 from the sale of its equity securities.

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

C. BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited interim financial statements as of March 31, 2008 and 2007 reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of its financial position as of March 31, 2008 and as of the result of its operations and its cash flows for the periods ended March 31, 2008 and 2007.

The Unaudited Statements of Operations for the three months ended March 31, 2007 and 2008 are not necessarily indicative of results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Current Report on Form 10KSB for the year ended December 31, 2007.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

A. Net Loss Per Share

Basic loss per share has been calculated using the weighted average number of common shares outstanding in accordance with FASB 128 "Earnings Per Share." All potentially dilutive securities, including options, convertible notes, convertible preferred stock and warrants have been excluded as common stock equivalents and diluted loss per share has not been presented as such securities are antidilutive due to the Company's net loss for all periods presented. At December 31, 2007 and March 31, 2008, the Company had warrants to purchase 7,013,800 and 7,185,859 shares of common stock, respectively, and employee stock options to purchase 3,746,147 shares of common stock outstanding which are not included in the calculation.

B. USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the recorded amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

C. Reclassifications

Certain reclassifications were  made to the  presentation of the  2008 financial
statements  in  order  to  conform  to  the  2007  financial  statements.   Such
reclassifications had no effect on the prior year's results of operations.

D. Stock-Based Compensation

The Company adopted SFAS No. 123R, "Share Based Payments." SFAS No. 123R requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company's stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company's forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company's actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying SFAS No. 123R approximated $26,549 in compensation expense for the three months ended March 31, 2008. Such amount is included in general and administrative expenses on the statement of operations.

E. Recent Accounting Pronouncements

FASB 161 - Disclosures about Derivative Instruments and Hedging Activities
--------------------------------------------------------------------------

  In March 2008, the FASB issued FASB Statement No. 161, which amends and expands the disclosure requirements of FASB Statement No. 133 with the intent to provide users of financial statements with an enhanced understanding of; how and why an entity uses derivative instruments, how the derivative instruments and the related hedged items are accounted for and how the related hedged items affect an entity's financial position, performance and cash flows. This Statement is effective for financial statements for fiscal years and interim periods beginning after November 15, 2008. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

NOTE 3 - STOCKHOLDERS' DEFICIT

B. Sales for Cash

In March 2008, the Company issued 294,118 shares of common stock and 147,059 warrants to purchase shares of common stock at $.25 each to an individual for $50,000 in cash.

C. Stock Issued for Services

In February and March 2008, the Company issued 410,000 shares of common stock and 25,000 warrants to purchase shares of common stock at $.25 each. These shares and warrants were issued for services and were expensed at the then fair market value of the shares issued or the value of the services tendered. The amount expensed at March 31, 2008 was $82,000.

NOTE 6 - RELATED PARTY TRANSACTIONS

Included in selling, general and administrative expenses are salaries to immediate family members of an executive officer of the Company of approximately $9,000 and $12,000 for the three months ended March 31, 2008 and 2007, respectively.

In March 2008, an officer of the Company loaned the Company $25,000. The loan bears no interest and is due on demand.

In  March  2008  an  officer  of  the  Company  deferred  $352,283  of   accrued
compensation to be paid no earlier than January 2010.

NOTE 7 - SUBSEQUENT EVENTS

A. STOCK ISSUED IN PAYMENT OF ACCOUNTS PAYABLE

In April 2008, the Company entered into an agreement to issue 656,000 shares of common stock and a $20,000 note payable due on January 15th, 2009 for the satisfaction of a $184,000 trade payable.

In April 2008, the Company issued 147,059 shares of common stock and 7,029 warrants to purchase shares of common stock at $.25 each to an individual for $25,000 in cash.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that are based on our management's beliefs and assumptions and on information currently available to our management. Forward-looking statements include, but are not limited to, statements regarding:

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

       Forward-looking statements involve many risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements for a number of reasons, including those appearing under the caption "Factors Affecting Operating Results" and elsewhere in this Quarterly Report on Form 10-Q. The cautionary statements contained or referred to in this report should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our three quarters. We undertake no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

       During the third quarter of 2007, we began production of a shelf stable version of our beverages in the same flavors as the chilled versions. Offered in single serve 12 ounce bottles, distribution is targeted primarily to, K through 12 school systems, colleges, and hospital and business cafeteriass. Selected convienence store groups will be a secondary target. NuVim(R)'s breakthrough is the result of three years work to develop a shelf stable product which duplicates the great taste of the refrigerated products and brings the consumer the same wonderful health benefits.

       As the products are introduced to the schools, colleges, and business/hospital cafeterias it is expected that they will be met with high acceptance as a contribution to curbing obesity and diabetes, conditions that have reached epidemic proportions. Because the limited number of beverages selections offered in these points of distribution the ability for NuVim to gain consumer awareness and trial is much higher and at less marketing costs then it would be in outlets where the number of single serve beverages offered is much, much greater. For instance in a large convenience store the number of beverages offered could exceed 300 versus a school, college or hospital/business cafeteria where the total number of beverages in the cooler would be only 10 or 12.

       The US has over 5,500 hospitals with 5 million employees including 700,000 physicians. There are 41 million students in K through 12 and over 35 million students in high schools and colleges. These institutions are the initial targets on which NuVim(R) will focus its network of commissioned sales representatives.

       We focus on developing the NuVim(R) brand through a mix of advertising and promotional programs that build consumer awareness, trial and repeat purchases. The marketing consists of television advertising newspaper advertising/advertorials, product sampling, coupon distribution, promotional price discounts, and a newly formed consumer NuVim(R) e-mail health newsletter that is distributed to consumers throughout the US every three weeks. NutraFlora(R) through their public relations firm is also developing and airing news segments that include NuVim(R)'s health benefits. The television program Eye On America hosted by Greg Gumbel featuring NuVim products and their health benefits is scheduled to air nationally and regionally during May and June. The NuVim segment on Eye On America includes interviews from nationally known nutritional experts Ruth Carey and Coni Francis.

       Each marketing program adds to building the brand and these expenditures are essential to maintain the distribution and build the NuVim(R) brand. We continue to test various ways to find the most cost efficient means to use our marketing funds to increase consumer awareness, trial and repeat purchases. We believe that these advertising and promotional activities are critical to the long term growth of our business and expect to continue these programs in the future.

       We have distributed our refrigerated beverages since the year 2000 and are in approximately 1,500 Supermarkets in the Eastern United States. In late 2003 we began a test program with a single Wal-Mart supercenter. We are now in distribution in approximately 120 Wal-Mart supercenters in Florida. We have recently lost a portion of the Wal-Mart business due to lack of funding to support the marketing programs.

       In the second quarter of 2008 we began distribution of our refrigerated beverage in US Military Base Commissaries. There are approximately 170 commissaries in the United States, each serving a US Military Base. In April
2008, we made our first shipments to two distribution centers serving 51 commissaries. These stores, which serve as the supermarket for our active and retired military personnel and their families, now stock all three NuVim(R) flavors in 64 ounce containers. We will back up this opportunity with on site sampling and couponing.

       We continue to sell to high potential retailers like Wal-Mart and regional supermarket chains and seek other avenues of high volume and profitable business like the military troop feeding, schools, colleges and hospital/business groups.

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

       We have launched an equity funded print news media campaign to educate consumers about the benefits of NuVim(R) and create market awareness for our product. The media program which began in January 2006 and will continue through the second quarter of 2008 or until the contracted amount of the newspaper features has been completed.

       We have produced a 30 second television commercial for the refrigerated products, a 60 second television commercial for the powder product and a 5 minute educational video for the product and will air these commercials throughout 2007 through Platinum Television Group headquartered in Deerfield Beach Florida. The commercials run every week in selected markets on tightly targeted television programs. Platinum Television airs these commercials as part of our 2005 stock deal and our on going relationship with them. We have a commitment from PTG to air approximately 1,100 of these commercials during 2008.

       In 2008 we have had no funds to support product sampling and advertising programs, which we believe are critical to maintain and increase sales of our products. Therefore, we will need funds to focus our spending on promotions in accounts that we believe will offer the greatest potential for sales growth and expansion opportunities until we are able to raise funding for additional marketing programs.

       Our focus is to push forward in eight areas:

   o   Increase the sales per store in existing Wal-Mart supercenters.
   o Increase the number of Wal-Mart distribution centers stocking the NuVim(R) 64 ounce size.
   o Increase the business with the current profitable supermarket chain store groups.
   o Successfully test in 51 authorized military commissaries with the goal of getting distribution of the 64 ounce product in all 170 commissaries in the United States and those in Europe and the Pacific Rim.
   o Work with the Department of Defense for using NuVim in troop feeding and veterans hospitals.
   o Introduce our new shelf stable 12 ounce beverages in three varieties to the K through 12 school systems, colleges and universities, hospital/ business cafeterias, health clubs, and selected convenience stores.
   o Sell the shelf stable 12 ounce from the NuVim web-site store at a delivered price of approximately $2.75 per bottle (currently selling at www.nuvim.com)
   o Increase sales of the powder mixes through the Company web-site, nutritional supplement retail chains and home shopping networks.
   o Gain accesses to the food service markets with the shelf stable products through beer distributors and the independent non-alcoholic distributors.
   o Open the export market to Asia and Mexico with the 12 ounce shelf stable products.

       We continue to talk with other private beverage companies that provide synergy for a possible merger opportunity. We reviewed several potential candidates in 2007.

       We have produced a 30 second television commercial for the refrigerated products, a 60 second television commercial for the powder product and a 5 minute powder infomercial for the product and plan to air these commercials in 2008 in selected programs like Eye on America, The Health Forum, The Competitive Edge and Today's Family. The 30 second commercials are aired monthly and will continue throughout the year 1,100 times. Eye on America will also run a 5 minute segment featuring NuVim(R). The segment will air on CNN Headline news and Region News Networks beginning in the second quarter. Exclusive interviews with nutrition experts Ruth Carey R.D. LD and Coni Francis Ph.D. will discuss the lifetime benefits of drinking NuVim.

Sales Results

       The discussion below covers selected data regarding sales for the quarter March 31, 2008 and 2007. The data is not necessarily indicative of continuing trends.

       Sales of refrigerated beverages are expressed in unit case volume. A "unit case" means a unit of measurement equal to 512 U.S. fluid ounces of finished beverage (eight 64-ounce containers). Powder mix sales are expressed in equivalent servings equal to the refrigerated case.

One case of refrigerated products has 40 servings. One box of powder mixes has 30 servings. Unit case volume means the number of unit cases (or unit case equivalents) of beverages directly or indirectly sold by us. Gross cases sold to the customer represent the number of cases shipped to the customer.

Unit Case Volume/Case Sales

                                                           Three Months Ended
                                                                March 31,
                                                        ------------------------
                                                           2008           2007
                                                           ----           ----
       Gross Cases Sold                                     9,975         17,654
       Gross Sales                                      $ 183,938      $ 328,133
       Net Sales                                        $ 124,992      $ 240,822

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

       9,975 cases sold represents a decrease of 7,679, or 44%, for the three months ended March 31, 2008, when compared to the same quarter in 2007. The decrease in the number of cases sold is due to the decrease in marketing activities and the reorganization of distribution in the New York/New Jersey market. During the same period last year, we invested substantially more on in store marketing, especially in the Wal-Mart stores where we sampled most of the stores. However, two Wal-Mart distribution centers, Arcadia and Winterhaven, where we first entered the business with Wal-Mart, maintained their sales levels compared with last year's first quarter even though no sampling was conducted this quarter.

       During the first quarter we also changed how we distribute our products in the New York/New Jersey market. The change will allow NuVim(R) to generate a profit contribution from each case instead of continually incurring losses in these markets. The change caused a disruption in New York/New Jersey distribution in the first quarter of 2008 which contributed to the overall decrease in sales. We expect profit improvement in this market in the second quarter.

       Sales at Giant Eagle, the largest account and oldest in the Pennsylvania market, were also even with last year's despite no substantial marketing activity this year. The performance at Giant Eagle and the two Wal-Mart distribution centers mentioned above, which maintained year to year sales, indicates that when marketing dollars are spent to build a base of consumers, we are able to maintain or enjoy increased sales despite limited or no marketing dollars invested for at least a year after the base is built. But the base must be built in each new area of distribution. Once again NuVim(R) has lacked sufficient funding to build the base in all of newly opened markets at once. As a result, we struggle to maintain sales level in some of the markets.

Results of Operations

Results of operations for the three months ended March 31, 2008 compared to the three months ended March 31, 2007

      Gross Sales. For the three months ended March 31, 2008, gross sales were $183,983 a decrease of $144,150 or 44% over gross sales of $328,133 for the three months ended March 31, 2007. This 44% decrease had several contributing factors as described above in Unit Case Volume/Case Sales. During this quarter, we continued to have limited funds for advertising and sampling programs.

      Discounts, Allowances and Promotional Payments. For the three months ended March 31, 2008, promotional allowances and discounts were $58,991, a decrease of $28,320 from the promotional allowances and discounts of $87,311 for the three months ended March 31, 2007. This 44% decrease is a result of funding delays. Our inability to maintain sufficient support in the markets we opened last year contributed to the reduced sales in the first quarter. We record the price reductions, which are reimbursed by us to the retailers, in accordance with Financial Accounting Standards Board Emerging Issues Task Force, No. 01-09, Accounting for Consideration Given by a Vendor to a Customer. We expect to continue to use price promotions and coupon distribution selectively as a means to promote consumer sampling and trial of our product into the foreseeable future. As the product further matures and a higher percentage of users of our product are repeat purchasers, we expect coupon expense, relative to gross sales, to decline although we will continue to use these marketing programs when needed.

       Product returned after its expiration date was 14.7% of sales this quarter versus 8% in the same quarter a year ago. This is due to decreased sales during the period. Total Discounts, Allowances and Promotional payments/discounts as a percentage of gross sales increased from 26.6% for the three months ended March 31, 2007 to 32% for the three months ended March 31, 2008. This is due to our attempts to maintain sales during the reorganization.

                                               Three Months Ended       Increase
                                                    March 31,          (Decrease)   Percentage
                                              ------------------------------------------------
                                                2008         2007
                                              --------     --------
Discounts for timely payment                  $    935     $  2,487    $  (1,552)     (62.4)%
Product returned after its expiration date      27,098       27,577         (479)      (0.7)%
Promotional price allowances, coupons
and other incentives                            30,957       55,574      (24,617)     (44.3)%
Slotting fees                                    -0-          1,673       (1,673)    (100.0)%
                                              --------     --------    ----------    --------
Total Discounts, Allowances and
Promotional Payments                          $ 58,991     $ 87,311    $ (38,430)     (44.0)%
                                              ========     ========    ==========    ========

       Net Sales. Net sales for the three months ended March 31, 2008 were 124,992, a decrease of $115,830, or 48% below net sales of $240,822 for the three months ended March 31, 2007. The decrease in net sales is primarily attributable to the decrease in the promotion as discussed above.

       Cost of Sales. For the three months ended March 31, 2008, cost of sales was $104,529 a decrease of $64,416 from the $168,945 Cost of Sales for the three months ended March 31, 2007. The decrease is primarily the result of lower sales in 2008.

       Gross Profit. Gross profit was $20,463 for the three months ended March 31, 2008, a decrease of $51,414 from the $71,877 gross profit for the three months ended March 31, 2007. Gross profit as a percentage of gross sales was 11% for the three months ended March 31, 2008 compared to the 22% for the three months ended March 31, 2007. The decrease in gross profit percentage is a result of maintaining promotional efforts during declining sales and the short term effect on unit costs of distribution changes and low volume.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses were $276,455 for the three months ended March 31, 2008. Selling, general, and administrative expenses during the three months ended March 31, 2007 were $332,410 a decrease of $55,955 or 17%. Management's continuing efforts to reduce administrative overhead paid additional dividends in this quarter. The decrease in selling, general and administrative expenses is primarily due to eliminating a full time Chief Financial Officer, full time Vice President of Operations and converting all of the selling personnel to a commission structure after the first quarter of last year. We continue to work on increasing sales to achieve sales volumes sufficient to generate net sales in excess of our selling, general and administrative expenses.

       Loss from Operations. Loss from operations was $255,992 for the three months ended March 31, 2008 compared to $260,553 for the three months ended March 31, 2007. The decrease of $4,561, or 2%, is due to decreases in selling and administration sufficient to partially offset the sales declines. Also, as discussed below in Liquidity and Capital Resources, cash consumed.

      Interest Expense. Interest expense was $30,830 for the three months ended March 31, 2008; an increase of $10,180 or 49%, from interest expense of $20,650 for the three months ended March 31, 2007. The increase in interest expense is primarily attributable the debt discount on the notes payable and increased use of NuVim's bank line of credit.

      Net Loss. Net loss was $286,822 for the three months ended March 31, 2008 compared to $281,183 for the three months ended March 31, 2007, an increase of $5,639 because the decrease in administrative and selling costs was offset by the decrease in gross profit.

Liquidity and Capital Resources

       Our operations to date have generated significant operating losses that have been funded through the issuance of common stock and external borrowings. We will require additional sources of outside capital to continue our operations.

       Through April 30 2008, NuVim has raised a net of $75,000 in new working capital through the sale of common stock and has obtained services valued at approximately $82,000 in exchange for 410,000 shares of its common stock.

       We have participated in the New Jersey Economic development Authority Tax Transfer program for the past 5 years and will again this year. Approximately $175,000 was received from this program in December of 2007. We have already applied for the 2008 program. In addition we are reviewing a Federal program which may reimburse us for our research and development expenses.

       We will need to raise additional financing to pay down our obligations, fund operating losses and to support sales and marketing programs to increase sales of our products. If we are not able to identify additional sources of financing, we may not be able to continue operations beyond 2008.

       Net cash used in operating activities for the three months ended March 31, 2008 was $83,771 compared to cash used in operating activities of $121,820 during the same period in 2007. The decrease in cash used by operating activities during the first three months of $38,771 was primarily attributable to lower administrative expense.

       $77,600 was provided by financing activities during the three months ended March 31, 2008 compared with $419,201 provided during the three months ended March 31, 2007. In 2007, we conducted a private placement of our common stock.

Application of Recent and Critical Accounting Policies and Pronouncements

Recent Accounting Pronouncements

FASB 161 - Disclosures about Derivative Instruments and Hedging Activities
--------------------------------------------------------------------------

       In March 2008, the FASB issued FASB Statement No. 161, which amends and expands the disclosure requirements of FASB Statement No. 133 with the intent to provide users of financial statements with an enhanced understanding of; how and why an entity uses derivative instruments, how the derivative instruments and the related hedged items are accounted for and how the related hedged items affect an entity's financial position, performance and cash flows. This Statement is effective for financial statements for fiscal years and interim periods beginning after November 15, 2008. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

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

       Off-Balance Sheet Transactions

       At March 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

       NuVim's business does not subject it to these types of risks.

Item 4T. Controls and Procedures.

       (a)   Evaluation of Disclosure Controls and Procedures

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

Item 1A. Risk Factors

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

Our  Continued  Progress  Depends Of  Consumer  Acceptance  of the  Reformulated
Beverage

       In the first quarter of 2007, NuVim introduced a reformulated beverage and began producing it at a new plant. Although the new formulation maintains the same taste, reduces.

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

Our Business Depends On The Acceptance Of Our Products In Both Existing And New Marketing Areas.

       We intend to expand into new geographic areas and broaden our product offerings to generate additional sales. Our refrigerated beverage products are currently available from southern Connecticut to Miami and as far West as Pittsburgh including such supermarket chains as ShopRite, Pathmark, A&P, Gristedes, Food Emporium, Key Foods, Associated Foods, Walbaums, Acme Giant, Giant Eagle, and Wal-Mart. Although marketing funds have been limited, but we have been able to maintain distribution due to our loyal consumer base who have felt the NuVim difference and continue to buy NuVim on a regular basis. The supermarket chain accounts see NuVim as a one of a kind product that offers the consumer a healthily choice to high sugar and high caffeine carbonated and non-carbonated beverages. We do not know whether the level of market acceptance we have received in our current markets for our products will be matched or exceeded in the geographic locations we are newly serving or in other areas of the country as we expand our distribution in the future. We also will need to raise additional financing to support this expansion.

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

       In April 2008, NuVim sold 147,059 shares of common stock for $0.17 per shares and issued five year warrants to purchase 73,530 shares of common stock at $0.25 per share to Doug Scott, one of its Directors. He agreed in writing to restrictions on resale placed with the NuVim's transfer agent and the printing of a legend on its certificate. Because of these factors, this sale was exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6). The proceeds were used for working capital.

       All cash raised in these sales has been applied to working capital.

Common Stock Issued for Services

       In February 2008, NuVim issued 100,000 shares to three individuals for investor relations services valued at $20,000. Each agreed in writing to restrictions on resale placed with the NuVim's transfer agent and the printing of a legend on its certificate. Because of these factors, this sale was exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6).

       During the same month, NuVim issued 70,000 shares to its nutrition consultant valued at $14,000. She agreed in writing to restrictions on resale placed with the NuVim's transfer agent and the printing of a legend on its certificate. Because of these factors, this sale was exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6).

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

       Also in March 2008, NuVim issued 100,000 and 50,000 shares respectively to Jamal Kibria and Mark Alan Siegel for their services. These services were valued at $30,000. Mr. Kibria works on product production and Mr. Siegel serves as NuVim's Secretary and General

Counsel. Both have agreed not to sell their shares before 2009. In addition, each agreed in writing to Securities Act restrictions on resale placed with the NuVim's transfer agent and the printing of a legend on its certificate. Because of these factors, this sale was exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6).

       In the same month, NuVim issued 50,000 shares of common stock and a five year warrant to purchase 25,000 shares of common stock at $0.25 per share to an individual for services in connection with the structure of a private placement. These services were valued at $10,000. He agreed in writing to restrictions on resale placed with the NuVim's transfer agent and the printing of a legend on its certificate. Because of these factors, this sale was exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6).

       In early April, NuVim issued 656,000 shares of common stock and a $20,000 promissory note to settle outstanding invoices for accounting services. The accounting firm agreed in writing to restrictions on resale placed with the NuVim's transfer agent and the printing of a legend on its certificate. Because of these factors, this sale was exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6).

Item 3. Defaults upon Senior Securities

None

Item 4. - Submission of Matters to Vote of Security Holders

None in the first quarter 2008

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

32.2          adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
              Certification of the Chief Financial Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  NUVIM, INC.

  Date: May 15, 2008       By: /s/ RICHARD P. KUNDRAT
                               Richard P. Kundrat
                               Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

  Date: May 15, 2008       By: /s/ RICHARD P. KUNDRAT
                               Richard P. Kundrat
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer)