Form 10-Q
period 2008-06-30
NUVIM INC
filed 2008-08-19
CIK 1170652

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (Mark One)

     /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ECHANGE
         ACT OF 1934
                  For the quarterly period ended June 30, 2008
                                       or
     / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) of the SECURITIES EXCHANGE
         ACT OF 1934
                  For the Transition Period from              to

                          Commission File No. 000-50508
                                              ---------

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

--------------------------------------------------------------------------
Large accelerated filer     / /          Accelerated filer             / /
--------------------------------------------------------------------------
Non-accelerated filer       / /          Smaller reporting company     /X/
--------------------------------------------------------------------------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes / / No /X/

At August 1, 2008, 16,361,959 shares of the registrant's Common Stock, par value $0.00001 per share, were outstanding.

                                   NUVIM, INC.

                          Quarterly Report on Form 10-Q

                      Quarterly Period Ended June 30, 2008

                                Table of Contents

Part I - Financial Information

Item 1. Financial Statements (Unaudited)
Balance Sheet - June 30, 2008 (Unaudited)                                                           3
Statements of Operations - For the three and six months ended June 30, 2008 and 2007 (Unaudited)    4
Statement of Changes in Stockholders' Deficit for the six months ended June 30, 2008 (Unaudited)    5
Statements of Cash Flows for the six months ended June 30, 2008 and 2007 (Unaudited)                6
Notes to Financial Statements (Unaudited)                                                           7
Item 2. Management's Discussion and Analysis or Plan of Operation                                  12
Item 3. Quantitative and Qualitative Disclosures about Market Risk                                 22
Item 4T. Controls and Procedures                                                                   22

PART II - Other Information
Item 1. Legal Proceedings                                                                          24
Item 1A. Risk Factors                                                                              24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                                29
Item 3. Defaults upon Senior Securities                                                            29
Item 4. Submission of Matters to a Vote of Security Holders                                        29
Item 5. Other Information                                                                          30
Item 6. Exhibits                                                                                   30
Signatures                                                                                         31

                          PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                             NUVIM, INC.
                            BALANCE SHEETS

                                                                                June 30            December 31,
                                                                              ---------------------------------
                                                                                 2008                    2007
                                                                              -----------            -----------
                                  ASSETS                                      (unaudited)

Current Assets:
   Cash and cash equivalents                                                           $0                $14,814
   Accounts receivable, net                                                        15,887                 17,594
   Inventory                                                                      176,394                205,456
   Prepaid expenses and other current assets                                       18,362                 28,620
                                                                              -----------            -----------
      Total Current Assets                                                        210,643                266,484
                                                                              -----------            -----------
Equipment and furniture, net                                                            -                     54
Deposits and other assets                                                           6,206                  6,206
Distribution rights                                                                90,400                 90,400
                                                                              -----------            -----------
      TOTAL ASSETS                                                               $307,249               $363,144
                                                                              ===========            ===========

                        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Bank line of credit                                                            $49,263                $46,663
   Advance from Officer                                                            25,000                      -
   Current portion of accounts payable                                            247,131               $386,165
   Accrued expenses                                                               141,901                117,094
   Accrued compensation                                                           133,250                373,533
   Rescinded series B offering payable                                             18,920                 18,920
Other notes payable, net of unamortized discount of $3,400 at
   June 30, 2008 and $5,100 at December 31, 2007                                  136,600                114,900
Accrued Interest - other notes payable                                             40,317                 35,518
                                                                              -----------            -----------
      TOTAL CURRENT LIABILITIES                                                   792,382              1,092,793
                                                                              -----------            -----------

Other Liabilities:
  Accounts payable, net of current portion                                        206,430                206,429
  Deferred officers compensation                                                  352,283
  Senior notes payable - related parties, net of unamortized discount of
     $0 at June 30, 2008 and $11,619 at Decemer 31, 2007                          500,000                488,381
  Accrued interest - senior notes payable - related parties                       229,160                209,160
  Stockholder loans - subordinated covertable promissory notes                    150,000                150,000
  Accrued interest stockholder loans                                               39,770                 33,770
                                                                              -----------            -----------
      TOTAL OTHER LIABILITIES                                                   1,477,643              1,087,740
                                                                              -----------            -----------

TOTAL LIABILITIES                                                               2,270,025              2,180,533
                                                                              -----------            -----------
Commitments and Contingencies

Stockholders' Deficit:
   Common Stock, 120,000,000 shares authorized, $.00001 par value,
16,361,959 shares issued and outstanding at June 30, 2008 and 14,740,782
shares issued and outstanding at December 31, 2007                                    163                    147
   Additional paid-in capital                                                  22,030,624             21,655,862
   Accumulated deficit                                                        (23,993,563)           (23,473,398)
                                                                              -----------            -----------

Total Stockholders' Deficit                                                    (1,962,776)            (1,817,389)

                                                                              -----------            -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                      $307,249               $363,144
                                                                              ===========            ===========

                             NUVIM, INC.
                       STATEMENTS OF OPERATIONS

                                                              Three Months Ended June 30,          Six Months Ended June 30,
                                                           -------------------------------      -------------------------------
                                                              2008                 2007            2008                 2007
                                                           -----------         -----------      -----------         -----------
                                                           (unaudited)         (unaudited)      (unaudited)         (unaudited)
Gross sales                                                   156,707             347,170          340,690             675,303
Less: discounts, allowances and promotional payments           49,492             114,924          108,483             202,235
                                                           -----------         -----------      -----------         -----------
Net sales                                                     107,215             232,246          232,207             473,068

Cost of sales                                                  86,925             224,592          191,454             393,537
                                                           -----------         -----------      -----------         -----------

Gross profit                                                   20,290               7,654           40,753              79,531

Selling, general and administrative
  expenses                                                    252,709             677,381          529,164           1,009,791
                                                           -----------         -----------      -----------         -----------
Loss from operations                                         (232,419)           (669,727)        (488,411)           (930,260)

Other Income (Expense):
   Interest expense                                           (20,805)            (20,974)         (51,635)            (41,624)
   Gain on settlement of accounts payable
                                                               19,881              13,521           19,881              13,521
                                                           -----------         -----------      -----------         -----------
        Total other income (expense) - net                       (924)             (7,453)         (31,754)            (28,103)
                                                           -----------         -----------      -----------         -----------

Net loss before income tax benefit                           (233,343)           (677,180)        (520,165)           (958,363)
                                                           -----------         -----------      -----------         -----------
Net loss                                                     (233,343)           (677,180)        (520,165)           (958,363)
                                                           ===========         ===========      ===========         ===========

Basic and diluted loss per share                                 (.01)               (.05)            (.03)               (.07)
                                                           ===========         ===========      ===========         ===========

Weighted average number of common shares
outstanding - basic and diluted                            16,189,130          14,532,782       15,523,633          13,517,338
                                                           ===========         ===========      ===========         ===========

                             NUVIM, INC.
            STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                FOR THE SIX MONTHS ENDED June 30, 2008
                             (unaudited)

                                                Common Stock            Additional                             Total
                                            --------------------         Paid-In          Accumulated       Shareholders'
                                              Shares      Amount         Capital            Deficit            Deficit
                                            ----------    ------       -----------       -------------      -------------
Balance at December 31, 2007                14,740,782      $147       $21,655,862       ($23,473,398)       ($1,817,389)
Stock sold to accredited investors, net        441,177         4            74,996                  -             75,000
Stock issued for services                      524,000         5            89,975                  -             89,980
Stock issued for accounts payable              656,000         7           131,193                  -            131,200
Employee stock based compensation                    -         -            78,598                  -             78,598
Net Loss                                             -         -                 -           (520,165)          (520,165)
                                            ----------    ------       -----------       -------------      -------------
Balance at June 30, 2008 (unaudited)        16,361,959      $163       $22,030,624       ($23,993,563)       ($1,962,776)
                                            ==========    ======       ===========       =============      =============

                             NUVIM, INC.
                       STATEMENTS OF CASH FLOWS

                                                                    Six Months Ended June 30,
                                                               --------------------------------
                                                                   2008                 2007
                                                               -----------          -----------
                                                               (unaudited)          (unaudited)
Cash Flow From Operating Activities:
  Net loss                                                      ($520,165)           ($958,363)
  Adjustment to reconcile net loss to net cash used in
operating activities:
  Depreciation                                                         54                  452
  Amortization of debt discount on notes payable                   13,319               10,500
  Stock issued for services                                        89,975               49,100
  Employee stock based compensation                                78,598              343,969
  Stock issued for compensation                                         -               46,583
  Gain on settlement of accounts payable                          (19,881)             (13,521)
  Provision for discounts, allowances and promotional
payments                                                          108,483              106,977

Changes in Operating Assets and Liabilities:
  Accounts receivable                                            (106,776)             (63,417)
  Inventory                                                        29,062              (19,092)
  Prepaid expenses and other assets                                10,258               83,661
  Accounts payable                                                 12,053             (201,261)
  Accounts payable and accrued expenses - related party                 -
  Accrued expenses                                                 24,807               26,980
  Accrued compensation                                            112,000              (30,780)
  Accrued interest                                                 30,799               30,800
                                                               -----------          -----------
       Net Cash Used in Operating Activities                     (137,414)            (587,412)
                                                               -----------          -----------

Cash Flow From Financing Activities:
  Related party advance                                            25,000                    -
  Other borrowing                                                  20,000
  Bank borrowings                                                   2,600                    -
  Net proceeds from issuance of common stock                       75,000              683,820
                                                               -----------          -----------
     Net Cash Provided by Financing Activities                    122,600              683,820
                                                               -----------          -----------

(Decrease) Increase in Cash and Cash Equivalents                  (14,814)              96,408
Cash and Cash Equivalents at Beginning of Period                   14,814               55,472
                                                               -----------          -----------
Cash and Cash Equivalents at End of Period                             $-             $151,880
                                                               -----------          -----------

                                   NUVIM, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BUSINESS AND BASIS OF PRESENTATION

A. BUSINESS

NuVim, Inc. (the "Company") markets and distributes ready to drink dietary supplement beverages and powder mixes, which enhance the immune system, promote joint and muscle health, and help the body absorb vitamins and minerals, especially calcium. In addition to the four major health benefits, Nu\Vim has 100% of the daily requirements of vitamins C, E, B12, and zinc as well as all 9 key amino acids, anti-oxidant vitamins, with only 45 calories per 8 ounce serving. NuVim has no high fructose corn syrup, fat, cholesterol, lactose, caffeine, or artificial flavors or colors. The Company distributes its products through supermarkets, Wal-Mart supercenters, military commissaries, and hospital cafeterias in approximately 12 states in the eastern United States.

B. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred net losses of $233,343 and $520,165 for the three and six months ended March 31, 2008 and $677,180 and $958,363 for the three and six months ended March 31, 2007, respectively. Management also expects operating losses to continue in 2008. The Company's continued existence is dependent upon its ability to secure adequate financing to fund future operations and commence profitable operations. To date, the Company has supported its activities through borrowings and equity investments. During 2007, the Company raised net proceeds of $683,000 through the sale of equity securities. During 2008, the company has raised approximately $75,000 from the sale of its equity securities.

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

C. BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited interim financial statements as of June 30, 2008 and 2007 reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of its financial position as of June 30, 2008 and as of the result of its operations and its cash flows for the periods ended June 30, 2008 and 2007.

The Unaudited Statements of Operations for the three and six months ended June 30, 2007 and 2008 are not necessarily indicative of results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Current Report on Form 10KSB for the year ended December 31, 2007.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

A. Net Loss Per Share

Basic loss per share has been calculated using the weighted average number of common shares outstanding in accordance with FASB 128 "Earnings Per Share." All potentially dilutive securities, including options, convertible notes, convertible preferred stock and warrants have been excluded as common stock equivalents and diluted loss per share has not been presented as such securities are antidilutive due to the Company's net loss for all periods presented. At December 31, 2007 and June 30, 2008, the Company had warrants to purchase 7,013,800 and 6,999,398 shares of common stock, respectively, and employee stock options to purchase 3,746,147 and 4,296,147 shares of common stock outstanding which are not included in the calculation.

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

D. Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R (revised 2004), "Share-Based Payment" which revised Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation" This statement supersedes Opinion No. 25, "Accounting for Stock Issued to Employees." The statement addresses the accounting for share-based payment transactions with employees, eliminates the ability to account for share-based compensation transactions using the intrinsic value method pursuant to APB 25 and requires that the compensation costs relating to such transactions be recognized at fair value in the statement of operations. The revised statement has been implemented by the Company effective January 1, 2006. The Company continued to account for stock awards issued to non-employees under the fair value method as described in EITF 96-18 "Accounting for Equity Investments that are issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services." The Company recorded approximately $26,549 and $52,049 in expenses related to stock options for the three and six months ended June 30, 2008. Such amount is included in General and administrative expenses at June 30, 2008.

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

A. Sales for Cash

In March 2008, the Company issued 294,118 shares of common stock and 147,059 warrants to purchase shares of common stock at $.25 each to an individual for $50,000 in cash.

In April 2008, the Company issued 147,059 shares of common stock and 73,529 warrants to purchase shares of common stock at $.25 each to an individual for $25,000 in cash.

B. Stock Issued for Services

In February and March 2008, the Company issued 410,000 shares of common stock and 25,000 warrants to purchase shares of common stock at $.25 each. These shares and warrants were issued for services and were expensed at the then fair market value of the shares issued or the value of the services tendered. The amount expensed at March 31, 2008 was $82,000.

In May 2008, the Company issued 114,000 shares of common stock for services with a fair value of $7,980.

C. Stock Issued for Accounts Payable

In April 2008, the Company entered into an agreement to issue 656,000 shares of common stock and a $20,000 note payable due on January 15th, 2009 for the satisfaction of a $161,081 trade payable. The Company recorded a gain of $19,881 on the transaction, representing the excess of the amount of the accounts payable retired over the fair value of the note and stock.

NOTE 4 - RELATED PARTY TRANSACTIONS

Included in selling, general and administrative expenses are salaries to immediate family members of an executive officer of the Company of approximately $9,000 and $18,000 for the three and six month periods ended June 30, 2008 and $9000 and $12,000 for the three and six month periods ended June 30, 2007.

In March 2008, an officer of the Company loaned the Company $25,000. The loan bears no interest and is due on demand.

In March 2008 an officer of the Company deferred $352,283 of accrued compensation, representing the officer's unpaid 2006 and 2007 salary and 2007 bonus. The deferrals are to be paid no earlier than January 2011. The Board approved a deferral agreement pursuant to which in January 2011 the officer may either demand payment in cash or accept shares of common stock computed at $0.20 per share, the closing price on the day the Board approved the deferral, in lieu thereof.

The entertainer Dick Clark and Stanley Moger hold $500,000 of NuVim's Senior Debt, due to mature in January 2009. They also held warrants to purchase a total of 1,015,000 shares of NuVim common stock at prices ranging from $0.35 to $2.00. In exchange for an extension of the payment of the principal and interest of the Senior Debt to January 2011 and the cancelation of all of the existing warrants, NuVim agreed to issue five year warrants to purchase a total of 755,000 shares of NuVim common stock at $0.10. As a result of this extension, the payment of the principal and interest of $150,000 of Shareholders debt has also been extended to January 2011.

NOTE 5 - SUBSEQUENT EVENTS

In July 2008, an Officer and Director of the Company lent the Company $20,000. In August 2008, a Director lent the Company $20,000. Both loans mature March 31, 2009 and bear interest at the rate of 8% per annum, payable quarterly. The Board of Directors approved both transactions.

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

       Forward-looking statements involve many risks, uncertainties and assumptions. Actual results may differ materially from those expressed in the forward-looking statements for a number of reasons, including those appearing under the caption "Factors Affecting Operating Results" and elsewhere in this Quarterly Report on Form 10-Q. The cautionary statements contained or referred to in this report should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our three quarters. We undertake no obligation to release publicly any revisions to any forward- looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

       We produce, market, and distribute NuVim(R) beverage dietary supplements in refrigerated and shelf stable ready-to-drink beverages and powder mixes. NuVim utilizes the prebiotic fiber NutraFlora(R), minerals, vitamins and whey protein to provide important health benefits to its consumers. Whey protein, NuVim(R)'s largest ingredient, other than water, enhances physical performance, enhances cardiovascular health, and promotes well being. NutraFlora(R), a prebiotic fiber is uniquely capable of promoting health supported by clinical studies by supporting the growth of beneficial (probiotic) bacteria which in turn provide health benefits such as an enhanced immune system and improved calcium and mineral absorption for better bone health. Studies also show that NutraFlora(R) helps improves digestive functions, contributes to a healthy cholesterol, and metabolism. In addition NuVim contains 100% of vitamin C, E, B12, and Zinc and 30% vitamin A of the recommended daily requirement.
NuVim products contain no fat, cholesterol, lactose, caffeine, artificial flavors or high fructose corn syrup. As we move forward each year, we try to discover additional ingredients that can deliver health benefits and not compromise the NuVim great taste to help us make NuVim the best thing you can drink.

       During the third quarter of 2007, we ran a production test run of a shelf stable version of our beverages in the same flavors as the chilled versions. In the first quarter 2008 we commercially produced these products and began to offer them for sale. Sold in single serve 12 ounce bottles, distribution is targeted primarily to, K through 12 school systems, colleges, and hospital and business cafeterias. Selected convenience store groups will be a secondary target. NuVim(R)'s breakthrough is the result of three years work to develop a shelf stable product which duplicates the great taste of the refrigerated products and brings the consumer the same wonderful health benefits.

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

       We focus on developing the NuVim(R) brand through a mix of advertising and promotional programs that build consumer awareness, trial and repeat purchases. The marketing consists of television advertising newspaper advertising/advertorials, product sampling, coupon distribution, promotional price discounts, and a newly formed consumer NuVim(R) e-mail health newsletter that is distributed to consumers throughout the US every three weeks. NutraFlora(R) through their public relations firm also develops and airs news segments that include NuVim(R)'s health benefits. The television program Eye On America hosted by Greg Gumbel featuring NuVim products and their health benefits has aired nationally and regionally during the May and June.and will have repeat airings in the third quarter. The NuVim segment on Eye On America includes interviews from nationally known nutritional experts Ruth Carey and Coni Francis

       Each marketing program adds to building the brand and these expenditures are essential to maintain the distribution and build the NuVim(R) brand. We continue to test various ways to find the most cost efficient means to use our marketing funds to increase consumer awareness, trial and repeat purchases. We believe that these advertising and promotional activities are critical to the long term growth of our business and expect to continue these programs in the future.

       We have distributed our refrigerated beverages since the year 2000 and are in over 1,000 Supermarkets in the Eastern United States. In late 2003 we began a test program with a single Wal-Mart supercenter. We are now in distribution in approximately 120 Wal-Mart supercenters in Florida.

       In the second quarter of 2008 we began distribution of our refrigerated beverage in US Military Base Commissaries. There are approximately 170 commissaries in the United States, each serving a US Military Base. In April
2008, we made our first shipments to two distribution centers serving 36 commissaries. These commissaries serve as the supermarket for our active and retired military personnel and their families, now stock all three NuVim(R) flavors in 64 ounce containers. We have and will continue to support the commissary business with on site sampling and couponing. Initial sales results are positive and we are striving to gain distribution in a larger percentage of the commissaries by the end of the year.

       We continue to sell to high potential retailers like Wal-Mart and regional supermarket chains and seek other avenues of high volume and profitable business like the military troop feeding, army hospitals, Veteran's hospitals, military Post Exchanges, schools, colleges and hospital/business groups. In the second half of the year we will begin programs to drive sales of both the powder mixes and the shelf stable single serve 12 ounce through our web-site store.

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

       In 2008 we have had very limited funds to support any marketing activities especially the essential product sampling and advertising programs, which we believe are critical to maintain and increase sales of our products. Therefore, we used the small amount of funds available on promotions in accounts that we believe will offer the greatest potential for sales growth and expansion opportunities until we are able to raise funding for additional marketing programs. For this reason sales have fallen in 2008 as we adjust our distribution system in the Northeast to improve per case profitability and we have also reduced the marketing area we are serving for Wal-Mart. Despite the reductions we have a solid footprint in the military, Wal-Mart, several supermarket chains and now have been able to launch the single serve 12 ounce products. We also expect that we will enter the lemonade and tea categories to move the company from a strictly nutracuetical beverage company to one that also is in the higher volume thirst quenching categories of tea and lemonade. These new products will deliver the same health benefits of our refrigerated products with the exception of the whey protein.

       Our focus is to push forward in eight areas:

   o   Increase the sales per store in existing Wal-Mart supercenters.

   o Increase the number of Wal-Mart distribution centers/stores stocking the NuVim(R) 64 ounce size.

   o Increase the business with the current profitable supermarket chain store groups.

   o Expand from the military commissary base of 36 to all 170 commissaries in the United States and further expand commissary distribution to the US bases worldwide

   o Begin a 2008 test with the Department of Defense for using NuVim in troop feeding, army hospitals, veterans hospitals and the post exchange stores.

   o Introduce our new shelf stable 12 ounce beverages in three varieties to the K through 12 school systems, colleges and universities, hospital/business cafeterias, health clubs, and selected convenience stores.

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

   o   Open the export market with the 12 ounce shelf stable products.

       We continue to talk with other private beverage companies that provide synergy for a possible merger opportunity. We reviewed several potential candidates in the first half of 2008.

       We have produced a 30 second television commercial for the refrigerated products, a 60 second television commercial for the powder product and a 5 minute powder infomercial for the product and plan to air these commercials in 2008 in selected programs like Eye on America, The Health Forum, The Competitive Edge and Today's Family. The 30 second commercials are aired monthly and will continue throughout the year 1,100 times. Eye on America will also run a 5 minute segment featuring NuVim(R). The segment aired on CNN Headline news and Region News Networks beginning in the second quarter. Exclusive interviews with nutrition experts Ruth Carey R.D. LD and Coni Francis Ph.D. will discuss the lifetime benefits of drinking NuVim.

Sales Results

       The table set forth below discloses selected data regarding sales for the quarter and the six months ended June 30, 2008 and 2007. The data is not necessarily indicative of continuing trends.

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

Unit Case Volume/Case Sales

                          Three Months Ended            Six Months Ended
                               June 30,                     June 30,
                      -------------------------    -------------------------
                          2008           2007          2008           2007
                          ----           ----          ----           ----
Gross Cases Sold           8,312         19,037        18,247         36,643
Gross Sales           $  156,707     $  347,170    $  340,690     $  675,303
Net Sales             $  107,215     $  232,246    $  232,207     $  473,068

Case shipments of our refrigerated product decreased by 10,725 and 18,396 or 57% and 51%, respectively, during the second quarter and the first half of 2008 compared with the same periods in the prior year. The reasons for the three month and six month declines were the elimination of accounts that did not offer the possibility of future profits, a reduction in the number of Wal- Mart stroes serviced and less promotional spending. The new military commissary business has begun to show the improvement in the trend of declining sales. We expect this improvement to continue at a much increased rate in the third and fourth quarter. The improvement is anticipated due to the sales at the new business in the military commissaries and also the single serve 12 ounce and some sales of lemonade and tea products. We have experienced a substantial restructure of our business in the first half of this year to prepare the company for these new future sales opportunities. A bright note that in the same store sales on the same varieties basis in the Wal-Mart Acradia distribution center we increased store sales by 16% and through the stores through the Winterhaven distribution center same store sales per variety increased 10%.

Results of Operations

Results of operations for the three months ended June 30, 2008 compared to the three months ended June 30, 2007

       Gross Sales. For the three months ended June 30, 2008, gross sales were $156,707, a decrease of $190,463 or 55% over gross sales of $347,170 for the three months ended June 30, 2007. The decrease in gross sales is primarily attributable NuVim's decision to close marginal accounts and the decrease in the number of Wal-Mart stores serviced offset somewhat in this quarter by the new military commissary business.

       Discounts, Allowances and Promotional Payments. For the three months ended June 30, 2008, promotional allowances and discounts were $49,492 a decrease of $65,437 or 57% from the promotional allowances and discounts of $114,924 for the three months ended June 30, 2007. This decrease is primarily attributable to lower returns of product after expiration date and less price based promotion, as well as lower sales.

       We record the price reductions, which are reimbursed by us to the retailers, in accordance with Financial Accounting Standards Board Emerging Issues Task Force, No. 01-09, Accounting for Consideration Given by a Vendor to a Customer. We expect to continue to use price promotions and coupon distribution selectively as a means to promote consumer sampling and trial of our product into the foreseeable future. As the product matures and a higher percentage of users of our product are repeat purchasers, we expect coupon expense, relative to gross sales, to decline although we will continue to use these marketing programs when needed. Product returned after its expiration date increased primarily due to the lower sales volume discussed above. Total Discounts, Allowances and Promotional payments as a percentage of gross sales decreased from 33.1% for the three months ended June 30, 2007 to 31.6% for the three months ended June 30, 2008.

                                                 Three Months Ended         Increase     Percentage
                                                      June 30,             (Decrease)
                                              -----------------------------------------------------
                                                  2008          2007
Discounts for timely payment                  $      518    $    2,719    $   (2,201)      (80.9%)
Product returned after its expiration date        18,192        29,675       (11,483)      (38.7%)
Promotional price allowances, coupons
and other incentives                              30,782        80,203       (49,421)      (61.6%)
Slotting fees                                          0         2,327        (2,327)        100%)
                                              ----------    ----------    -----------      -------
Total Discounts, Allowances and
Promotional Payments                          $   49,492    $  114,924    $  (65,432)      (56.9%)
                                              ----------    ----------    -----------      -------

       Net Sales. Net sales for the three months ended June 30, 2008 were $107,215, a decrease of $125,031, or 54% below net sales of $232,246 for the three months ended June 30, 2007. The decrease in net sales is primarily attributable to the elimination of unprofitable accounts offset by reduced price discounting.

       Cost of Sales. For the three months ended June 30, 2008, cost of sales was $86,925, a decrease of $137,667 or 61% from the cost of sales of $224,592 for the three months ended June 30, 2007. This reduction exceeds percentage reduction in both Gross and Net Sales. Cost of sales as a percentage of gross sales decreased due to the continued control of production and distribution costs.

       Gross Profit. Gross profit was $20,290 for the three months ended June 30, 2008, a increase of $12,636 from the gross profit of $7,654 for the three months ended June 30, 2007. Gross profit as a percentage of gross sales was 4% for the three months ended June 30, 2008 compared to 2% for the three months ended June 30, 2007. Both Gross Profit amount and percentage increased despite the reduction in Net Sales. The increase in gross profit as a percentage of gross sales was primarily due to less promotional spending, improved production and distribution cost control.

       Selling, General and Administrative Expenses. Selling, general and administrative expenses were $252,709 for the three months ended June 30, 2008, a decrease of $424,672, or 63% from selling, general and administrative expenses of $677,381 for the three months ended June 30, 2007. This is the result of continued economies in the executive suite.

       Loss from Operations. Loss from operations was $232,419 for the three months ended June 30, 2008 compared to $669,727 for the three months ended June 30, 2007, also a reduction of 63%. The decreased loss is due to improved Gross Profit, continuing operating improvements, and reduced administrative expenses.

       Other Expense. Other Expense for the three months ended June 30, 2008 was $924 consisting of Interest expense almost $20,805 (almost identical to the $20,974 recorded in the second quarter of 2007) almost entirely offset by gains on accounts payable settlements. The decrease of $6,529 in Other Expense is almost entirely due to an increase of $6,360 in gains on settlement of accounts payable for 2008 compared with the three months ended June 30 in 2007.

       Net Loss. Net loss was $233,343 for the three months ended June 30, 2008 compared to $677,180 for the three months ended June 30, 2007. The $443,837 decrease in net loss is due to improved Gross Profit and the sharp reduction of Selling, General, and Administrative Expenses.

Results of operations for the six months ended June 30, 2008 compared to the six months ended June 30, 2007

       Gross Sales. For the six months ended June 30, 2008, gross sales were $340,690, a decrease of $328,133, or 49% lower than gross sales of $675,303 for the six months ended June 30, 2007. The decrease for the year to date is primarily due to NuVim's decision of close out marginal accounts and reduction of the number of Wal-Marts served during the second quarter offset by an increase in gross sales for six months primarily attributable the increases at Giant, and Giant Eagle. It is anticipated that the new commissary business

       Discounts, Allowances and Promotional Payments. For the six months ended June 30, 2008, promotional allowances and discounts were $108,483, a decrease of $93,752 or 46%, from the promotional allowances and discounts of $202,235 for the six months ended June 30, 2007. This decrease is primarily attributable to decreased promotional activities during the first half of the year arising from reduced volume and fewer returns.

       We record the price reductions, which are reimbursed by us to the retailers, in accordance with Financial Accounting Standards Board Emerging Issues Task Force, No. 01-09, Accounting for Consideration Given by a Vendor to a Customer. We expect to continue to use price promotions and coupon distribution selectively as a means to promote consumer sampling and trial of our product into the foreseeable future. As the product matures and a higher percentage of users of our product are repeat purchasers, we expect coupon expense, relative to gross sales, to decline. Total Discounts, Allowances and Promotional payments as a percentage of gross sales increased from 30% for the six months ended June 30, 2007 to 32% for the six months ended June 30, 2008, reflecting the lower volume of sales and our increased efforts to market our beverages in the markets in which we are concentrating.

                                                  Six months Ended          Increase     Percentage
                                                      June 30,             (Decrease)
                                              -----------------------------------------------------
                                                  2008          2007
Discounts for timely payment                  $    1,453    $    5,215    $   (3,762)      (72.1%)
Product returned after its expiration date        45,290        59,486       (14,196)      (23.9%)
Promotional price allowances, coupons
and other incentives                              61,740       133,533       (71,793)      (53.8%)
Slotting fees                                          0         4,000        (4,000)        100%
                                              ----------    ----------    -----------      -------
Total Discounts, Allowances and
Promotional Payments                          $  108,483    $  202,235    $  (93,752)      (46.4%)
                                              ----------    ----------    -----------      -------

       Net Sales. Net sales for the six months ended June 30, 2008 were $232,246, a decrease of $240,861, or 51% lower than net sales of $473,068 for the six months ended June 30, 2007. The decrease in net sales is a combination of the elimination of marginal accounts and concentration of Wal-Mart distribution centers offset by a decrease in promotional activities.

       Cost of Sales. For the six months ended June 30, 2008, cost of sales was $191,454, a decrease of $202,083, or 51% lower than cost of sales of $393,537 for the six months ended June 30, 2007. Cost of sales as a percentage of gross sales was 56% for the six months ended June 30, 2008, compared with 58% for the six months ended June 30, 2007.

       Gross Profit. Gross profit was $40,753 for the six months ended June 30, 2008, a decrease of $38,778 from the $79,531 gross profit for the six months ended June 30, 2007. Gross profit as a percentage of gross sales was 12% for the six months ended June 30, 2008, the same as the gross profit of approximately 12% for the six months ended June 30, 2007.

       Selling, General and Administrative Expenses. Selling, general and administrative expenses were $529,164 for the six months ended June 30, 2008, a decrease of $480,627, or 48% from selling, general and administrative expenses of $1,009,791 for the six months ended June 30, 2007. Selling, general and administrative expenses exceeded net sales in both periods as we are still in an early stage of our development and have not achieved sales volumes sufficient to generate net sales in excess of our selling, general and administrative expenses. The decrease in selling, general and administrative expenses is due to decreases in payroll and related expenses, elimination of royalty, and reductions in insurance premiums and office related expenses.

       Loss from Operations. Loss from operations was $488,411 for the six months ended June 30, 2008 compared to $930,260 for the six months ended June 30, 2007. The $441,849 decrease in loss from operations was primarily attributable to the reduction in administrative expenses offset by the decline in Gross Profit.

       Other Expense. Other Expense for the six months ended June 30, 2008 was $31,754 consisting of Interest expense almost $51,635 (an approximately $10,000 increase from the $41,624 recorded in the same period in 2007) partially offset by gains on accounts payable settlements (which increased from $13,521 in the first half of 2007 to 19,881 in 2008). The net increase in Other Expenses $3,651 for the first half of 2008 compared with the sane period in 2007.

       Net Loss. Net loss was $520,165 for the six months ended June 30, 2008 compared to $958,363 for the six months ended June 30, 2007. The $438,198 or 46% decrease in net loss was primarily attributable to the factors discussed above.

Liquidity and Capital Resources

     Liquidity and Capital Resources

       Our operations to date have generated significant operating losses that have been funded through the issuance of common stock and external borrowings. We will require additional sources of outside capital to continue our operations.

       Through June 30 2008, NuVim has raised a net of $75,000 in new working capital through the sale of common stock and has obtained services valued at approximately $168,573 in exchange for 524,000 shares of its common stock. In addition, NuVim received loans aggregating $65,000 from related parties. In addition, NuVim settled $164,000 of charges for accounting services by issuing 656,000 shares of its common stock.

       We have participated in the New Jersey Economic development Authority Tax Transfer program for the past 5 years and will again this year. Approximately $175,000 was received from this program in December of 2007. We have already applied for the 2008 program and anticipate receiving approximately $70,000 by December of this year. As NuVim continues to cut its losses, the amount received each year will decrease.

       We will need to raise additional financing to pay down our obligations, fund operating losses and to support sales and marketing programs to increase sales of our products. If we are not able to identify additional sources of financing, we may not be able to continue operations beyond 2008.

       Net cash used in operating activities for the six months ended June 30, 2008 was $137,414 compared to cash used in operating activities of $587,412 during the same period in 2007. The decrease in cash used by operating activities during the first six months of $449,998 was primarily attributable to reduced Net Losses arising primarily from lower administrative expense.

       $122,600 was provided by financing activities during the six months ended June 30, 2008 compared with $683,820 provided during the six months ended June 30, 2007. In 2007, we conducted a private placement of our common stock.

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

       Off-Balance Sheet Transactions

       At June 30, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

       NuVim's business does not subject it to these types of risks.

Item 4T. Controls and Procedures.

       (a)     Evaluation of Disclosure Controls and Procedures

       Mr. Kundrat, NuVim's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d -15(e) under the Securities Exchange Act of 1934, as amended, (the

Exchange Act) means controls and other procedures of a company that are designed to ensure that this information is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation of its disclosure controls and procedures, NuVim's chief executive and the chief financial officer have concluded that, as of June 30, 2008 and as of the date of filing, the controls, and procedures were effective at a reasonable assurance level and will continue to operate as designed.

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

       (b)     Management's Report on Internal Control over  Financial Reporting

       Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control -Integrated Framework. Our management has concluded that, as of June 30, 2008, our internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

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

Item 1A. Rick Factors

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

       During 2008, NuVim raised a net total of about $75,000 from accredited investors and obtained an additional $168,573 of services in exchange for common stock.

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

Our Auditors Have Substantial Doubt About Our Ability To Continue As A Going Concern.

       In their report in connection with our 2007 and 2006 financial statements, both our auditors included an explanatory paragraph stating that, because we have incurred net losses and have a net capital deficiency for the years ended December 31, 2006 and 2007, there is substantial doubt about our ability to continue as a going concern. The extension of all $700,000 of debt to a payable date of January 15, 2011 does alleviate the immediate debt concerns. Our continued existence will depend in large part upon our ability to successfully secure additional financing to fund future operations. Our initial public offering was not sufficient to completely alleviate these concerns; the proceeds have been adequate to fund operations to date, but we will need to raise additional funding to continue operations. If we are not able to achieve positive cash flow from operations or to secure additional financing as needed, we will continue to experience the risk that we will not be able to continue as a going concern.

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

We Have A History Of Losses And We Expect To Continue To Operate At A Loss For The Foreseeable Future.

       Since our inception in 1999, we have incurred net losses in every year, including net losses of $1,449,378 for the year ended December 31, 2007 and $520,165 for the six months ended June 30, 2008. We had a working capital deficit of $581,739 at June 30, 2008 and have negative cash flows from operations. As a result of ongoing operating losses, we also had an accumulated deficit of $23,993,563 and a stockholders' deficit of $1,962,776 at the same date. We expect to incur losses until at least through 2008 and may never become profitable. We also expect that our expenses will not increase substantially for the foreseeable future as we seek to expand our product line and sales and distribution network, implement internal systems and infrastructure and comply with the legal, accounting and corporate governance requirements imposed upon public companies.

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

Our Business Depends On The Acceptance Of Our Products In Both Existing And New Marketing Areas.

       We intend to expand into new geographic areas and broaden our product offerings to generate additional sales. Our refrigerated beverage products are currently available from southern Connecticut to Miami and as far West as Pittsburgh though military commissaries and such supermarket chains as ShopRite, Pathmark, A&P, Gristedes, Food Emporium, Key Foods, Associated Foods, Walbaums, Acme, Giant, Giant Eagle, and Wal-Mart. Although marketing funds have been limited, we have been able to maintain distribution due to our loyal consumer base who have felt the NuVim difference and continue to buy NuVim on a regular basis. The supermarket chain accounts see NuVim as a one of a kind product that offers the consumer a healthily choice to high sugar and high caffeine carbonated and non- carbonated beverages. We do not know whether the level of market acceptance we have received in our current markets for our products will be matched or exceeded in the geographic locations we are newly serving or in other areas of the country as we expand our distribution in the future. We also will need to raise additional financing to support this expansion.

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

Expansion Of Our Business Is Dependent On Our Ability To Expand Production.

       We currently manufacture our refrigerated product line at Mountainside Farms in Roxbury, New York We are in negotiation with several companies to manufacture the shelf stable products. Our ability to expand beyond our current marketing areas depends on, among other things, the ability to produce our product in commercial quantities sufficient to satisfy the increased demand. Although our present production capacity is sufficient to meet our current and short-term future production needs, production capacity may not be adequate to supply future needs. If additional production capacity becomes needed, it will be necessary to engage additional co-packers or to expand production capacity at our present co-packer facility. If we expand production at Mountainside Farms, we risk having to pay significantly greater transportation costs to transport our products to warehouses in other regions of the United States. Any new co -packing arrangement raises the additional risk of higher marginal costs than we currently enjoy since we would be required to negotiate new terms with any new co-packer. We may not be able to pass along these higher costs to our customers. If we are unable to pass along the higher production costs imposed by new co -packers to our customers, we either will suffer lower gross margins and lower profitability, once achieved, or we may be unable to expand our business as we have planned, which could disappoint our stockholders.

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

       In June 2008, NuVim issued 100,000 Mark Alan Siegel for his services. These services were valued at $7,000. Mr. Siegel serves as NuVim's Secretary and General Counsel. He has agreed not to sell his shares before 2009. In addition, he agreed in writing to Securities Act restrictions on resale placed with the NuVim's transfer agent and the printing of a legend on its certificate. Because of these factors, this sale was exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6).

       Also in June, NuVim issued a total of 14,000 shares of common stock to employees of its military broker as a bonus for their efforts in getting NuVim refrigerated beverages into military commissaries. The aggregate value of these shares is approximately $1,000. Restrictions on resale have been placed with the NuVim's transfer agent and a legend has been printed on each certificate.
Because of these factors, this sale was exempt from registration under the Securities Act as not involving a public distribution under section 4(2) and 4(6).

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

   NUVIM, INC.

   Date: August 19 , 2008       By: /s/ RICHARD P. KUNDRAT
                                    Richard P. Kundrat
                                    Chief Executive Officer
                                    and Chairman of the Board
                                    (Principal Executive Officer)

   Date: August 19 , 2008       By: /s/ RICHARD P. KUNDRAT
                                    Richard P. Kundrat, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)