Form 10-Q
period 2008-09-30
NUVIM INC
filed 2008-11-13
CIK 1170652

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
   (Mark One)

   /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  ECHANGE ACT
       OF 1934
                For the quarterly period ended September 30, 2008
                                       or
   / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) of  the  SECURITIES  EXCHANGE
       ACT OF 1934
              For the Transition Period from           to

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

--------------------------------------------------------------------------------
     Large accelerated filer       / /       Accelerated filer               / /
--------------------------------------------------------------------------------
     Non-accelerated filer         / /       Smaller reporting company       /X/
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes / / No /X/

At November 1, 2008, 16,361,959 shares of the registrant's Common Stock, par value $0.00001 per share, were outstanding.

                                   NUVIM, INC.

                          Quarterly Report on Form 10-Q

                    Quarterly Period Ended September 30, 2008

                                Table of Contents

Part I - Financial Information

Item 1. Financial Statements (Unaudited)
Balance Sheets - September 30, 2008 (Unaudited) and December 31, 2007 (audited)                                   3
Statements of Operations - For the three and nine months ended September 30, 2008 and 2007 (Unaudited)            4
Statement of Changes in Stockholders' Deficit for the nine months ended September 30, 2008 (Unaudited)            5
Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 (Unaudited)                        6
Notes to Financial Statements (Unaudited)                                                                         7
Item 2. Management's Discussion and Analysis or Plan of Operation                                                11
Item 3. Quantitative and Qualitative Disclosures about Market Risk                                               23
Item 4T. Controls and Procedures                                                                                 23

PART II - Other Information

Item 1. Legal Proceedings                                                                                        25
Item 1A. Risk Factors                                                                                            25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                                              30
Item 3. Defaults upon Senior Securities                                                                          30
Item 4. Submission of Matters to a Vote of Security Holders                                                      30
Item 5. Other Information                                                                                        30
Item 6. Exhibits                                                                                                 30
Signatures                                                                                                       31

                          PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                                   NUVIM, INC.
                                 BALANCE SHEETS

                                                                                  September 30,               December 31,
                                                                                  -----------------------------------------
                                                                                      2008                        2007
                                                                                  --------------             --------------
                                   ASSETS                                          (unaudited)                 (audited)
Current Assets:
   Cash and cash equivalents                                                      $     -                    $      14,814
   Accounts receivable, net                                                              24,171                     17,594
   Inventory                                                                            111,253                    205,456
   Prepaid expenses and other current assets                                             12,072                     28,620
                                                                                  --------------             --------------
      Total Current Assets                                                              147,496                    266,484
                                                                                  --------------             --------------
Equipment and furniture, net                                                              -                             54
Deposits and other assets                                                                 6,206                      6,206
Distribution rights                                                                      90,400                     90,400
                                                                                  --------------             --------------
      TOTAL ASSETS                                                                $     244,102              $     363,144
                                                                                  ==============             ==============

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Bank line of credit                                                            $      55,863              $      46,663
   Due from related party                                                                65,000                    -
   Current portion of accounts payable                                                  235,363                    386,165
   Accrued expenses                                                                     143,011                    117,094
   Accrued compensation                                                                 139,249                    373,533
   Rescinded series B offering payable                                                   18,920                     18,920
   Other notes payable, net of unamortized discount of $1,700 at
         September 30, 2008 and $5,100 at December 31, 2007                             136,600                    114,900
   Accrued Interest - other notes payable                                                42,717                     35,518
                                                                                  --------------             --------------
      TOTAL CURRENT LIABILITIES                                                         836,723                  1,092,793
Long-Term Liabilities:
   Accounts payable, net of current portion                                             239,430                    206,429
   Deferred officers compensation                                                       402,283
   Senior notes payable - related parties, net of unamortized discount of
         $0 at September 30, 2008 and $11,619 at Decemer 31, 2007                       500,000                    488,381
   Accrued interest - senior notes payable - related parties                            239,160                    209,160
   Stockholder loans - subordinated covertable promissory notes                         150,000                    150,000
   Accrued interest stockholder loans                                                    42,770                     33,770
                                                                                  --------------             --------------
      TOTAL OTHER LIABILITIES                                                         1,573,643                  1,087,740
                                                                                  --------------             --------------

TOTAL LIABILITIES                                                                     2,410,366                  2,180,533

Commitments and Contingencies

Stockholders' Deficit:
   Common Stock, 120,000,000 shares authorized, $.00001 par value,
16,361,959 shares issued and outstanding at September 30, 2008 and
14,740,782 shares issued and outstanding at December 31, 2007                               163                        147
   Additional paid-in capital                                                        22,030,624                 21,655,862
   Accumulated deficit                                                              (24,197,051)               (23,473,398)
                                                                                  --------------             --------------
Total Stockholders' Deficit                                                          (2,166,264)                (1,817,389)
                                                                                  --------------             --------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                       $     244,102              $     363,144
                                                                                  ==============             ==============

                        See notes to financial statements

                                   NUVIM, INC.
                            STATEMENTS OF OPERATIONS

                        Three Months Ended Septmeber 30,  Nine Months Ended September 30,
                        --------------------------------  -------------------------------
                           2008                 2007         2008                2007
                        ------------        ------------  ------------       ------------
                        (unaudited)         (unaudited)   (unaudited)        (unaudited)
Gross sales                $127,016            $248,818      $467,706           $924,121
Less: discounts,
 allowances and
 promotional payments        41,929              68,782       150,412            271,017
                        ------------        ------------  ------------       ------------
Net sales                    85,087             180,036       317,294            653,104
Cost of sales               101,804             108,539       293,258            502,076
                        ------------        ------------  ------------       ------------
Gross profit                (16,717)             71,497        24,036            151,028
Selling, general and
 administrative
 expenses                   171,371             299,235       700,535          1,309,026
                        ------------        ------------  ------------       ------------
Loss from operations       (188,088)           (227,738)     (676,499)        (1,157,998)

Other Income (Expense):
 Interest expense           (15,400)            (24,374)      (67,035)           (65,998)
 Gain on settlement of
  accounts payable                -                   -        19,881             13,521
                        ------------        ------------  ------------       ------------
    Total other income
     (expense) - net        (15,400)            (24,374)      (47,154)           (52,477)
                        ------------        ------------  ------------       ------------
Net loss before income
 tax benefit               (203,488)           (252,112)     (723,653)        (1,210,475)
                        ------------        ------------  ------------       ------------
Net loss                  ($203,488)          ($252,112)    ($723,653)       ($1,210,475)
                        ============        ============  ============       ============

Basic and diluted loss
 per share                   ($0.01)             ($0.02)       ($0.05)            ($0.09)
                        ============        ============  ============       ============

Weighted average number
of common shares
outstanding - basic
and diluted              16,361,959          14,604,382    15,523,633         13,893,019
                        ============        ============  ============       ============

                        See notes to financial statements

                                   NUVIM, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
                                   (unaudited)


                                                     Common Stock             Additional                                Total
                                                ---------------------          Paid-In           Accumulated         Shareholders'
                                                Shares         Amount          Capital             Deficit              Deficit
                                                ----------    -------        -----------        -------------        -------------
Balance at December 31, 2007                    14,740,782       $147        $21,655,862        ($23,473,398)         ($1,817,389)

Stock sold to accredited investors, net            441,177          4             74,996             -                     75,000
Stock issued for services                          524,000          5             89,975             -                     89,980
Stock issued for accounts payable                  656,000          7            131,193                                  131,200
Employee stock based compensation                   -           -                 78,598             -                     78,598
Net Loss                                            -           -                 -                 (723,653)            (723,653)
                                                ----------    -------        -----------        -------------        -------------
Balance at September 30, 2008                   16,361,959       $163        $22,030,624        ($24,197,051)         ($2,166,264)
                                                ==========    =======        ===========        =============        =============

                        See notes to financial statements

                                   NUVIM, INC.
                            STATEMENTS OF CASH FLOWS

                                                              Nine Months Ended September 30,
                                                              -------------------------------
                                                                  2008              2007
                                                              -------------     -------------
                                                               (unaudited)       (unaudited)
Cash Flow From Operating Activities:
   Net loss                                                   $   (723,653)     $ (1,210,475)
   Adjustment to reconcile net loss to net cash used in
operating activities:
   Depreciation                                                         54               498
   Amortization of debt discount on notes payable                   13,319            19,474
   Equity based compensation                                       168,578           432,044
   Gain on settlement of accounts payable                          (19,881)           -
   Provision for sales returns                                      -                202,235

Changes in Operating Assets and Liabilities:
   Accounts receivable                                              (6,577)         (179,847)
   Inventory                                                        94,203           (36,125)
   Prepaid expenses and other assets                                16,548            59,960
   Accounts payable                                                 33,280          (193,693)
   Accrued expenses                                                 25,917           108,429
   Accrued compensation                                            167,999            12,008
   Accrued interest                                                 46,199            46,200
                                                              -------------     -------------
      Net Cash Used in Operating Activities                       (184,014)         (739,292)
                                                              -------------     -------------
Cash Flow From Investing Activities:                                -                 -
                                                              -------------     -------------
Cash Flow From Financing Activities:
   Related party advance                                            65,000            -
   Other borrowing                                                  20,000            -
   Bank borrowings                                                   9,200            -
   Net proceeds from issuance of common stock                       75,000           683,820
                                                              -------------     -------------
      Net Cash Provided by Financing Activities                    169,200           683,820
                                                              -------------     -------------
(Decrease) Increase in Cash and Cash Equivalents                   (14,814)          (55,472)
Cash and Cash Equivalents at Beginning of Period                    14,814            55,472
                                                              -------------     -------------
Cash and Cash Equivalents at End of Period                    $     -           $     -
                                                              =============     =============

                        See notes to financial statements

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

B. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred net losses of $203,488 and $723,653 for the three and nine months ended September 30, 2008 and $252,112 and $1,210,475 for the three and nine months ended September 30, 2007, respectively. Management also expects operating losses to continue in 2008. The Company's continued existence is dependent upon its ability to secure adequate financing to fund future operations and commence profitable operations. To date, the Company has supported its activities through borrowings and equity investments. During 2007, the Company raised net proceeds of $683,000 through the sale of equity securities. During 2008, the company has raised approximately $75,000 from the sale of its equity securities.

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

C.   BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited interim financial statements as of September 30, 2008 and 2007 reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of its financial position as of September 30, 2008 and as of the result of its operations and its cash flows for the periods ended September 30, 2008 and 2007.

The Unaudited Statements of Operations for the three and nine months ended September 30, 2007 and 2008 are not necessarily indicative of results for the full year.

While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's Current Report on Form 10KSB for the year ended December 31, 2007.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

A. Net Loss Per Share

Basic loss per share has been calculated using the weighted average number of common shares outstanding in accordance with FASB 128 "Earnings Per Share." All potentially dilutive securities, including options, convertible notes, convertible preferred stock and warrants have been excluded as common stock equivalents and diluted loss per share has not been presented as such securities are antidilutive due to the Company's net loss for all periods presented. At December 31, 2007 and September 30, 2008, the Company had warrants to purchase 7,013,800 and 6,999,398 shares of common stock, respectively, and employee stock options to purchase 3,746,147 and 4,296,147 shares of common stock outstanding which are not included in the calculation.

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

D. Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123R (revised 2004), "Share-Based Payment" which revised Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation" This statement supersedes Opinion No. 25, "Accounting for Stock Issued to Employees." The statement addresses the accounting for share-based payment transactions with employees, eliminates the ability to account for share-based compensation transactions using the intrinsic value method pursuant to APB 25 and requires that the compensation costs relating to such transactions be recognized at fair value in the statement of operations. The revised statement has been implemented by the Company effective January 1, 2006. The Company continued to account for stock awards issued to non-employees under the fair value method as described in EITF 96-18 "Accounting for Equity Investments that are issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services." The Company recorded approximately $78,598 in expenses related to stock options for the nine months ended September 30, 2008. Such amount is included in General and administrative expenses at September 30, 2008.

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

C. Stock Issued for Accounts Payable

In April 2008, the Company entered into an agreement to issue 656,000 shares of common stock and a $20,000 note payable due on January 15th, 2009 for the satisfaction of a $151,081 trade payable. The Company recorded a gain of $19,881 on the transaction, representing the excess of the amount of the accounts payable retired over the fair value of the note and stock.

NOTE 5 - RELATED PARTY TRANSACTIONS

Included in selling, general and administrative expenses are salaries to immediate family members of an executive officer of the Company of approximately $9,000 and $27,000 for the three and nine month periods ended June 30, 2008 and $9,000 and $30,000 for the three and nine month periods ended June 30, 2007.

In May 2008, an officer of the Company loaned the Company $25,000. The loan bears interest at 8% per annum and is due on March 31, 2009.

In August 2008, an officer and a director of the Company each loaned the Company $20,000. The loans bear interest at 8% per annum and are due on March 31, 2009.

In  March  2008  an  officer  of  the  Company  deferred   $402,283  of  accrued
compensation to be paid no earlier than January 2011.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

In August 2008, NuVim signed a letter of intent to merge with Innovative Technologies Corp. of America. At closing, the shareholders of Innovative will receive $2,300,000 and 4,250,000 shares of NuVim common stock. NuVim is now conducting its due diligence review and will execute a merger agreement upon satisfactory completion of its review. The merger is contingent upon NuVim receiving satisfactory financing for the purchase price and working capital.

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

Overview

         We produce, market, and distribute NuVim(R) beverage dietary supplements in refrigerated and shelf stable ready-to-drink beverages and powder mixes. NuVim utilizes the prebiotic fiber NutraFlora(R), minerals, vitamins and whey protein to provide important health benefits to its consumers. Whey protein, NuVim(R)'s largest ingredient, other than water, enhances physical performance, enhances cardiovascular health, and promotes well being. NutraFlora(R), a prebiotic fiber is uniquely capable of promoting health supported by clinical studies by supporting the growth of beneficial (probiotic) bacteria which in turn provide health benefits such as an enhanced immune system and improved calcium and mineral absorption for better bone health. Studies also show that NutraFlora(R) helps improves digestive functions, contributes to a healthy cholesterol, and metabolism. In addition NuVim contains 100% of the recommended daily requirements of vitamin C, E, B12, and Zinc and 60% of the recommended daily requirement for vitamin A. NuVim products contain no fat, cholesterol, lactose, caffeine, artificial flavors or colors or high fructose corn syrup. As we move forward each year, we try to discover additional ingredients that can deliver health benefits and not compromise the NuVim great taste to help us make NuVim the best thing you can drink.

         Proposed Merger
         ---------------

         In August 2008 NuVim has executed a Letter of Intent for a merger with Innovative Technologies Corp. of America ("Innovative"), another manufacturer and distributor of health related beverages.

         Innovative's flagship product, Glacial Milk Complete Nutrition, is formulated to help provide overall wellness through the 120 nutrients in each serving including 16 essential vitamins, 72 sea source ionic minerals, 17 amino acids, 8 herbs, 3 essential fatty acids. Glacial Milk Complete Nutrition has been sold to Sam's clubs nationally since late 2006. Other Innovative products include Glacial Milk Joint Care, Glacial Milk Noni Complete, Glacial Milk All-In-One Complete Nutrition for Kids, Glacial Milk Complete Nutrition Black Cherry, and Petamins.

         These products are all sold on the Innovative web site, but the majority of the sales come from everyday sales at the 565 Sam's club's nationally and the Sam's Club Roadshow program. The Sam's Roadshow is a structured program which allows manufacturers to set up kiosks in a Sam's club and sell items that are not on the shelf everyday. The program produces additional profits at Sam's Club without the warehousing, store stocking and shipping costs.

         This merger will also bring ownership of Carb Crusher(R) (which is a tea product that helps block the absorption of calories and carbohydrates). In addition the merger will bring distribution rights to Hair of the Dog(R) (which, taken either at night or in the morning, helps mitigate the physiological effects of alcohol). Carb Crusher(R) has just been authorized for the Sam's Roadshow program and is expected to increase sales by a minimum of $1.5 million next year. Hair of the Dog(R) is just beginning to be introduced to the market.

         NuVim will merger Innovative into a wholly owned subsidiary. Prior to the merger, Innovative will reorganize itself to free itself of all long term debt, all administrative costs not related to the continuing business, and have positive working capital. In addition to owning two brands, Glacial Milk(R) and Carb Crusher(R), the merged company will own the distribution rights for Hair of the Dog(R), excluding internet sales.

         When the merger is consummated, the owners of ITCA will receive $2.3 million and 4,250,000 shares of restricted NuVim common stock.

         Since signing the letter of intent, NuVim has conducted its due diligence, including an audit of Innovative's financial reports and records, sought up to $3.5 million net in financing to pay the cash portion of the purchase price and the expenses of the transaction as well as providing adequate working capital for the combined venture, and reach a formal agreement merger document.

         The Innovative acquisition provides significant synergies in manufacturing, sales, distribution and administration which should result in increased revenues and operational efficiencies. NuVim should be able to capitalize on its relationships with Wal-Mart and the military by offering Innovative's expanded range of technologically advanced products to these accounts. Innovative's national distribution of its Glacial Milk at Sam's Club provides the relationship to help increase total Sam's Club sales by adding both the new Glacial Milk Joint product and NuVim beverages to the Sam's Clubs. Sam's has been presented with a fourth quarter 2008 marketing program to insure the success of the Innovative products authorized.

         NuVim will continue to advance its and Innovative's product lines through internal development and possibly other synergistic acquisitions.

         NuVim's Existing Activities
         ---------------------------

         In the first quarter 2008 we commercially produced hot filled products and began to offer them for sale in test market. Sold in single serve 12 ounce bottles, distribution is targeted primarily to, K through 12 school systems, colleges, and hospital and business cafeterias. Since then we have put further production on hold until post merger. In the fourth quarter 2008 we plan to produce these products in the same co-packer location as the Innovative products. Selected convenience store groups will be a secondary target. NuVim(R)'s breakthrough in the hot fill products is the result of three years work to develop a shelf stable product which duplicates the great taste of the refrigerated products and brings the consumer the same wonderful health benefits.

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

         We focus on developing the NuVim(R) brand through a mix of advertising and promotional programs that build consumer awareness, trial and repeat purchases. The marketing consists of television advertising newspaper advertising/advertorials, product sampling, coupon distribution, promotional price discounts, and a newly formed consumer NuVim(R) e-mail health newsletter that is distributed to consumers throughout the US every three weeks. NutraFlora(R) through their public relations firm also develops and airs news segments that include NuVim(R)'s health benefits. The television program Eye On America hosted by Greg Gumbel featuring NuVim products and their health benefits has aired nationally and regionally during the May and September and will have repeat airings in the fourth quarter. The NuVim segment on Eye on America includes interviews from nationally known nutritional experts Ruth Carey and Coni Francis

         Each marketing program adds to building the brand and these expenditures are essential to maintain the distribution and build the NuVim(R) brand. We continue to test various ways to find the most cost efficient means to use our marketing funds to increase consumer awareness, trial and repeat purchases. We believe that these advertising and promotional activities are critical to the long term growth of our business and expect to continue these programs in the future.

         We have distributed our refrigerated beverages since the year 2000 and are in over 900 Supermarkets in the Eastern United States. In late 2003 we began a test program with a single Wal-Mart supercenter. We are now in distribution in approximately 120 Wal-Mart supercenters in Florida.

         In the second quarter of 2008 we began distribution of our 64 ounce refrigerated beverage in US Military Base Commissaries. There are approximately 168 commissaries in the United States, each serving a US Military Base. In April 2008, we made our first shipments to two distribution centers serving 35 commissaries. These commissaries serve as the supermarket for our active and retired military personnel and their families. In November 2008 we received additional Commissary authorizations which now put NuVim into 27% of the total US commissaries. These commissaries are located from New Jersey to Florida. We have and will continue to support the commissary business with on site sampling and couponing. Our goal is to gain distribution in all 167 US commissaries and the approximately 80 commissaries overseas.

         We continue to sell to high potential retailers like Wal-Mart and regional supermarket chains and seek other avenues of high volume and profitable business like the military troop feeding, army hospitals, Veteran's hospitals, military Post Exchanges, schools, colleges and hospital and business cafeterias.

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

         Our focus is to push forward in eight areas:

     >   Increase the sales per store in existing Wal-Mart supercenters.

     > Increase the number of Wal-Mart distribution centers/stores stocking the NuVim(R) 64 ounce size.

     > Increase the business with the current profitable supermarket chain store groups.

     > Expand from the military commissary base of now 45 to all 168 commissaries in the United States and further expand commissary distribution to the US bases worldwide

     > Begin a 2008 test with the Department of Defense for using NuVim in troop feeding, army hospitals, veterans hospitals, field troops and the post exchange stores.

     > Introduce our new shelf stable 12 ounce beverages in three varieties to the K through 12 school systems, colleges and universities, hospital/business cafeterias, health clubs, and very selected convenience stores.

     > Sell the shelf stable 12 ounce from the NuVim web-site store at a delivered price of approximately $2.75 per bottle (currently selling at www.nuvim.com)

     > Increase sales of the powder mixes through the Company web-site, nutritional supplement retail chains, infomercials, and home shopping networks.

     > Gain accesses to the food service markets with the shelf stable products through beer distributors and the independent non-alcoholic distributors.

     >   Open the export market with the 12 ounce shelf stable products.

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

Sales Results

         The table set forth below discloses selected data regarding sales for the quarter and the nine months ended September 30, 2008 and 2007. The data is not necessarily indicative of continuing trends.

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

Unit Case Volume/Case Sales

                            Three Months Ended             Nine Months Ended
                               September 30,                 September 30,
                         -------------------------     -------------------------
                             2008           2007           2008           2007
                             ----           ----           ----           ----
    Gross Cases Sold          6,780         12,857         24,417         48,878
    Gross Sales          $  127,016     $  248,818     $  467,706     $  924,121
    Net Sales            $   85,087     $  180,036     $  317,294     $  653,104

Case shipments of our refrigerated product decreased by 6,077 and 24,416 or 47% and 50%, respectively, during the third quarter and the first nine months of 2008 compared with the same periods in the prior year. The reasons for the three month and nine month declines were the elimination of accounts that did not offer the possibility of future profits, a reduction in the number of Wal-Mart stores serviced and less promotional spending. The new military commissary business has begun to show the improvement in the trend of declining sales. We expect this improvement to continue at a much increased rate in the and fourth quarter with the increased number of commissaries authorized. We have experienced a substantial restructure of our business in the nine months of this year to prepare the company to focus on the merger with Innovative Technologies of America, military sales Sam's Club and Wal-Mart. This is the future of our company. It is certainly a bright note that we increased military commissary authorization. in the same store sales on the same varieties basis in the Wal-Mart Acradia distribution center we increased store sales by 16% and through the stores through the Winterhaven distribution center same store sales per variety increased 10%.

Results of Operations

Results of operations for the three months ended September 30, 2008 compared to the three months ended September 30, 2007

         Gross Sales. For the three months ended September 30, 2008, gross sales were $127,016, a decrease of $121,802 or 49% over gross sales of $248,818 for the three months ended September

30, 2007. The decrease in gross sales is primarily attributable to NuVim's decision to close marginal accounts and the decrease in the number of Wal-Mart stores serviced offset somewhat in this quarter by the new military commissary business.

         Discounts, Allowances and Promotional Payments. For the three months ended September 30, 2008, promotional allowances and discounts were $41,929 a decrease of $26,852 or 39% from the promotional allowances and discounts of $68,782 for the three months ended September 30, 2007. This decrease is primarily attributable to lower returns of product after expiration date and less price based promotion, as well as lower sales.

         We record the price reductions, which are reimbursed by us to the retailers, in accordance with Financial Accounting Standards Board Emerging Issues Task Force, No. 01-09, Accounting for Consideration Given by a Vendor to a Customer. We expect to continue to use price promotions and coupon distribution selectively as a means to promote consumer sampling and trial of our product into the foreseeable future. As the product matures and a higher percentage of users of our product are repeat purchasers, we expect coupon expense, relative to gross sales, to decline although we will continue to use these marketing programs when needed. Product returned after its expiration date increased primarily due to the lower sales volume discussed above. Total Discounts, Allowances and Promotional payments as a percentage of gross sales increased from 28% for the three months ended September 30, 2007 to 33% for the three months ended September 30, 2008.

                                                 Three Months Ended         Increase      Percentage
                                                   September 30,           (Decrease)
                                             -------------------------------------------------------
                                                 2008           2007
                                                 ----           ----
Discounts for timely payment                 $      473     $    1,562     $  (1,089)        (70%)
Product returned after its expiration date       11,695         31,169       (19,474)        (63%)
Promotional price allowances, coupons
and other incentives                             29,761         32,051        (2,290)         (7%)
Slotting fees                                                    4,000        (4,000)       (100%)
                                             ----------     ----------     ----------       --------
Total Discounts, Allowances and
Promotional Payments                         $   41,929     $   68,782     $ (26,852)        (39%)
                                             ==========     ==========     ==========       ========

         Net Sales. Net sales for the three months ended September 30, 2008 were $85,087, a decrease of $94,949, or 53% below net sales of $180,036 for the three months ended September 30, 2007. The decrease in net sales is primarily attributable to the elimination of unprofitable accounts offset by reduced price discounting.

         Cost of Sales. For the three months ended September 30, 2008, cost of sales was $101,804, a decrease of $6,735 or 6.2% from the cost of sales of $108,539 for the three months ended September 30, 2007. This reduction is much lower than the percentage reduction in both Gross and Net Sales because this quarter's Cost of Sales includes several batches with a cost of approximately $28,000 which had to be discarded because of supplier and producer errors. We have made claims against both which, when received, will be treated as Other Income in the period received.

         Gross Profit. Gross profit was a loss of $(16,717) for the three months ended September 30, 2008, a decrease of $88,214 from the gross profit of $71,497 for the three months ended September 30, 2007. Gross Loss as a percentage of gross sales was (13)% for the three months ended September 30, 2008 compared to 28% for the three months ended September 30, 2007. Both Gross Profit amount and percentage decreased because of both the reduction in Gross Sales and the increase in Cost of Sales because of the supplier and producer errors.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were $171,371 for the three months ended September 30, 2008, a decrease of $127,864, or 43% from selling, general and administrative expenses of $299,235 for the three months ended September 30, 2007. This is the result of continued economies in the executive suite.

         Loss from Operations. Loss from operations was $188,088 for the three months ended September 30, 2008 compared to $227,738 for the three months ended September 30, 2007, a reduction of 17%. The decreased loss despite the reduction of Sales and the production errors is due to continuing operating improvements and reduced administrative expenses offset by decreased Gross Profit,.

         Other Expense. Other Income for the three months ended September 30, 2008 was $15,400 consisting of Interest Expense.

         Net Loss. Net loss was $203,488 for the three months ended September 30, 2008 compared to $252,112 for the three months ended September 30, 2007. The $48,624 decrease in net loss despite reduced sales and the production and supplier errors is due to the sharp reduction of Selling, General, and Administrative Expense offset by reduced Gross Profit.

Results of operations for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

         Gross Sales. For the nine months ended September 30, 2008, gross sales were $467,706, a decrease of $456,415, or 49% lower than gross sales of $924,121 for the nine months ended September 30, 2007. The decrease for the year to date is primarily due to NuVim's decision of close out marginal accounts and reduction of the number of Wal-Marts served during the second quarter offset by an increase in gross sales for nine months primarily attributable the increases at the new commissary business.

         Discounts, Allowances and Promotional Payments. For the nine months ended September 30, 2008, promotional allowances and discounts were $150,412, a decrease of $120,605 or 45%, from the promotional allowances and discounts of $271,017 for the nine months ended September 30, 2007. This decrease is primarily attributable to decreased promotional activities during the first nine months of the year arising from reduced volume and fewer returns.

         We record the price reductions, which are reimbursed by us to the retailers, in accordance with Financial Accounting Standards Board Emerging Issues Task Force, No. 01-09, Accounting for Consideration Given by a Vendor to a Customer. We expect to continue to use price promotions and coupon distribution selectively as a means to promote consumer sampling and trial of our product into the foreseeable future. As the product matures and a higher percentage of users of our product are repeat purchasers, we expect coupon expense, relative to gross sales, to decline. Total Discounts, Allowances and Promotional payments as a percentage of gross sales increased from 29% for the nine months ended September 30, 2007 to 32% for the nine months ended September 30, 2008, reflecting the lower volume of sales and our increased efforts to market our beverages in the markets in which we are concentrating.

                                                 Nine months Ended          Increase      Percentage
                                                   September 30,           (Decrease)
                                             -------------------------------------------------------
                                                 2008           2007
                                                 ----           ----
Discounts for timely payment                 $    1,926     $    6,777     $   (4,851)        (72%)
Product returned after its expiration date       56,985         90,655        (33,670)        (37%)
Promotional price allowances, coupons
and other incentives                             91,500        169,585        (78,085)      (46.0%)
Slotting fees                                                    4,000         (4,000)      (100.%)
                                             ----------     ----------     -----------      --------
Total Discounts, Allowances and
Promotional Payments                         $  150,412     $  271,017     $ (120,605)        (45%)
                                             ==========     ==========     ===========      ========

         Net Sales. Net sales for the nine months ended September 30, 2008 were $317,294 a decrease of $325,810, or 51% lower than net sales of $653,104 for the nine months ended September 30, 2007. The decrease in net sales is a combination of the elimination of marginal accounts and concentration of Wal-Mart distribution centers offset by a decrease in promotional activities.

         Cost of Sales. For the nine months ended September 30, 2008, cost of sales was $293,258, a decrease of $208,818, or 41% lower than cost of sales of $502,076 for the nine months ended September 30, 2007. Cost of sales as a percentage of gross sales was 63% for the nine months ended September 30, 2008, compared with 54% for the nine months ended September 30, 2007. During the third quarter NuVim experienced production losses valued at approximately $28,000 due to producer and supplier errors. We have begun claims against both. Any recoveries will be reflected as Other Income in the period received.

         Gross Profit. Gross profit was $24,035 for the nine months ended September 30, 2008, a decrease of $126,993 from the $151,028 gross profit for the nine months ended September 30, 2007. Gross profit as a percentage of gross sales was 5% for the nine months ended September 30, 2008, about one third of the gross profit percentage of approximately 16% for the nine months ended September 30, 2007. This change largely reflects the production loss incurred in the third quarter.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were $700,535 for the nine months ended September 30, 2008, a decrease of $608,491, or 46% from selling, general and administrative expenses of $1,309,026 for the nine months ended September 30, 2007. Selling, general and administrative expenses exceeded net sales in both periods as we change our business as discussed above. The decrease in selling, general and administrative expenses is due to decreases in payroll and related expenses, elimination of royalty, and reductions in insurance premiums and office related expenses.

         Loss from Operations. Loss from operations was $676,499 for the nine months ended September 30, 2008 compared to $1,157,998 for the nine months ended September 30, 2007. The $481,499 decrease in loss from operations was primarily attributable to the reduction in administrative expenses offset by the decline in Gross Profit.

         Other Expense. Other Expense for the nine months ended September 30, 2008 was $47,154 consisting of Interest expense of $67,035 (an $1,037 increase from the $65,998 recorded in the same period in 2007) partially offset by gains on accounts payable settlements (which increased from $13,521 in the first nine months of 2007 to 19,881 in the same period in 2008). Overall, Other Expenses decreased by $5,323 for the first nine months of 2008 compared with the same period in 2007.

         Net Loss. Net loss was $723,653 for the nine months ended September 30, 2008 compared to $1,210,475 for the nine months ended September 30, 2007. The $486,822 or 40% decrease in net loss was primarily attributable to the factors discussed above.

Liquidity and Capital Resources

       Liquidity and Capital Resources

         Our operations to date have generated significant operating losses that have been funded through the issuance of common stock and external borrowings. We will require additional sources of outside capital to continue our operations.

         Through September 30, 2008, NuVim has raised a net of $75,000 in new working capital through the sale of common stock and has obtained services valued at approximately $168,573 in exchange for 524,000 shares of its common stock. In addition, NuVim received loans aggregating $65,000 from related parties. In addition, NuVim settled $164,000 of charges for accounting services by issuing 656,000 shares of its common stock.

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

         Net cash used in operating activities for the nine months ended September 30, 2008 was

$184,014 compared to cash used in operating activities of $739,292 during the same period in 2007. The decrease in cash used by operating activities during the first nine months of $548,778 was primarily attributable to reduced Net Losses arising primarily from lower administrative expense.

         $169,200 was provided by financing activities during the nine months ended September 30, 2008 compared with $683,820 provided during the nine months ended September 30, 2007. In 2007, we conducted a private placement of our common stock.

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

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company's stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company's forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company's actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying SFAS No. 123R approximated

$78,598 in compensation expense during the nine months ended September 30, 2008. Such amount is included in general and administrative expenses on the statement of operations.

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

         Off-Balance Sheet Transactions

         At September 30, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

         NuVim's business does not subject it to these types of risks.

Item 4T. Controls and Procedures.

               (a)   Evaluation of Disclosure Controls and Procedures

         Mr. Kundrat, NuVim's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the Exchange
Act) means controls and other procedures of a company that are designed to ensure that this information is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation of its disclosure controls and procedures, NuVim's chief executive and the chief financial officer have concluded that, as of September 30, 2008 and as of the date of filing, the controls, and procedures were effective at a reasonable assurance level and will continue to operate as designed.

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

               (b) Management's Report on Internal Control over Financial Reporting

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of September 30, 2008, our internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

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

         During 2008, NuVim raised a net total of about $75,000 from accredited investors and obtained an additional $168,578 of services in exchange for common stock.

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

Our Auditors Have Substantial Doubt About Our Ability To Continue As A Going Concern.

         In their report in connection with our 2007 and 2006 financial statements, both our auditors included an explanatory paragraph stating that, because we have incurred net losses and have a net capital deficiency for the years ended December 31, 2006 and 2007, there is substantial doubt about our ability to continue as a going concern. The extension of $650,000 of debt and interest thereon to a payable date of January 15, 2011 does alleviate the immediate debt concerns. Our continued existence will depend in large part upon our ability to successfully secure additional financing to fund future operations. Our initial public offering was not sufficient to completely alleviate these concerns; the proceeds have been adequate to fund operations to date, but we will need to raise additional funding to continue operations. If we are not able to achieve positive cash flow from operations or to secure additional financing as needed, we will continue to experience the risk that we will not be able to continue as a going concern.

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

We Have A History Of Losses And We Expect To Continue To Operate At A Loss For The Foreseeable Future.

         Since our inception in 1999, we have incurred net losses in every year, including net losses of $1,449,378 for the year ended December 31, 2007 and $723,653 for the nine months ended September 30, 2008. We had a working capital deficit of $689,227 at September 30, 2008 and have negative cash flows from operations. As a result of ongoing operating losses, we also had an accumulated deficit of $24,197,051 and a stockholders' deficit of $2,166,264 at the same date. We expect to incur losses until at least through 2008 and may never become profitable. We also expect that our expenses will not increase substantially for the foreseeable future as we seek to expand our product line and sales and distribution network, implement internal systems and infrastructure and comply with the legal, accounting and corporate governance requirements imposed upon public companies.

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

Our Business Depends On The Acceptance Of Our Products In Both Existing And New Marketing Areas.

         We intend to expand into new geographic areas and broaden our product offerings to generate additional sales. Our refrigerated beverage products are currently available from southern Connecticut to Miami and as far West as Pittsburgh though military commissaries and some units of such supermarket chains as ShopRite, Pathmark, A&P, Gristedes, Food Emporium, Key Foods, Associated Foods, Walbaums, Giant, Giant Eagle, and Wal-Mart. Although marketing funds have been limited, we have been able to maintain distribution due to our loyal consumer base who have felt the NuVim difference and continue to buy NuVim on a regular basis. The supermarket chain accounts see NuVim as a one of a kind product that offers the consumer a healthily choice to high sugar and high caffeine carbonated and non-carbonated beverages. We do not know whether the level of market acceptance we have received in our current markets for our products will be matched or exceeded in the geographic locations we are newly serving or in other areas of the country as we expand our distribution in the future. We also will need to raise additional financing to support this expansion.

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

         We have recently begun producing limited quantities of a shelf stable product with a shelf life of approximately 180 days. This should address some of these problems.

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

Common Stock Issued for Services

         None

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

   NUVIM, INC.

   Date: November 13, 2008     By: /s/ RICHARD P. KUNDRAT
                                    Richard P. Kundrat
                                    Chief Executive Officer and Chairman
                                    of the Board
                                    (Principal Executive Officer)

   Date: November 13, 2008     By: /s/ RICHARD P. KUNDRAT
                                    Richard P. Kundrat, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)